Form 10QSB
period 1996-09-30
NEW HORIZON KIDS QUEST INC
filed 1996-11-13
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                               41-1719363
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  13705 First Avenue North, Plymouth, MN 55441
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (612) 557-1111


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES (X)                                     NO (  )

As of November 13, 1996, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.


                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                      INDEX

                                                                           Page

PART I.           FINANCIAL INFORMATION                                       3


ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  September 30, 1996 and December 31, 1995                    3

         b)       Condensed Consolidated Statements of
                  Operations -- Three months and Nine months ended
                  September 30, 1996 and 1995                                 5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Nine months ended
                  September 30, 1996 and 1995                                 6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                                  7


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                               9


PART II. OTHER INFORMATION                                                   12


Signatures                                                                   13



                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                             September 30,         December 31,
                                                                                  1996                1995
                                                                            -----------------   -----------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents.........................................       $     1,192,950     $     3,865,018
   Accounts and notes receivable.....................................               465,043             225,141
   Receivable from New Horizon Enterprises, Inc......................                    --               8,963
   Prepaid expenses and other current assets.........................                98,636              80,072
     Total current assets............................................             1,756,629           4,179,194

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds.....................             4,885,268           2,340,168
   Less--Accumulated depreciation and amortization...................              (637,974)           (239,300)
     Total property and equipment....................................             4,247,294           2,100,868

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      1,752,281             934,197
      of $108,890 and $26,700, respectively).........................             1,752,281             934,197
   Notes receivable, net of current portion..........................               711,832             463,616
   Noncompete agreements (net of accumulated amortization
     of $16,442 and $6,950, respectively)............................                48,557              43,050
   Other.............................................................                98,065              33,871
                                                                            $     8,614,658     $     7,754,796



   See accompanying notes which are an integral part of these balance sheets.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             September 30,         December 31,
                                                                                  1996                1995
                                                                            -----------------   -----------------
                                                                              (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt..............................       $       124,621     $        64,500
   Accounts payable..................................................               345,650             312,971
   Accrued expenses..................................................               432,282             224,457
   Payable to New Horizon Enterprises, Inc...........................                40,490                  --
   Deferred rent.....................................................                29,667              32,667
     Total current liabilities.......................................               972,710             634,595

LONG-TERM DEBT, less current maturities..............................             1,200,970             615,227

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding....................                    --                  --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding ....................................................                    --                  --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,288,300 shares issued and outstanding
     at September 30, 1996, and 3,287,500 at December 31, 1995.......                32,883              32,875
   Additional paid-in capital........................................             7,146,246           7,142,255
   Accumulated deficit...............................................              (738,151)           (670,156)
     Total shareholders' equity......................................             6,440,978           6,504,974
                                                                            $     8,614,658     $     7,754,796




   See accompanying notes which are an integral part of these balance sheets.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30                         September 30
                                               ---------------------------------    ---------------------------------
                                                   1996               1995              1996               1995
                                               --------------     --------------    --------------     --------------
REVENUE ...................................    $   2,716,752      $   1,767,188     $   7,247,028      $   4,081,474

COSTS AND EXPENSES:
   Direct Expenses.........................        2,104,553          1,371,603         5,748,975          3,255,696
   Depreciation and Amortization...........          158,902             66,813           395,690            128,189
   Pre-Opening Expenses....................          111,559                 --           197,838                 --
   Minority Interest.......................          (45,175)                --          (117,513)                --

     Total Costs and Expenses..............        2,329,839          1,438,416         6,224,990          3,383,885

CENTER OPERATING INCOME....................          386,913            328,772         1,022,038            697,589

   Selling, General and Administrative.....          332,184            303,055         1,063,825            640,412
   Amortization............................           34,889             13,562            92,158             13,562

OPERATING INCOME (LOSS)....................           19,840             12,155          (133,945)            43,615

   Interest Expense........................          (29,846)           (31,013)          (80,971)           (50,098)
   Interest Income.........................           44,047                 --           146,921                 --

NET INCOME (LOSS)..........................    $      34,041      $     (18,858)    $     (67,995)     $      (6,483)


   Earnings (Loss) Per Share...............    $         .01      $        (.01)    $        (.02)     $        (.00)

   Weighted Average Shares Outstanding.....        3,409,648          2,137,500         3,288,009          2,137,500




     See accompanying notes which are an integral part of these statements.


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     Nine Months Ended
                                                                                        September 30
                                                                            -------------------------------------
                                                                                  1996                1995
                                                                            -----------------   -----------------
OPERATING ACTIVITIES:
   Net income (loss).................................................       $       (67,995)    $        (6,483)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities--
       Depreciation and amortization.................................               490,833             127,962
       Deferred Rent.................................................                (3,000)              3,667
       Change in assets and liabilities:
         Accounts receivable.........................................              (204,697)           (138,426)
         Prepaid expenses and other..................................               (46,541)              7,440
         Accounts payable............................................                32,679             205,423
         Payable to (receivable from) New Horizon Enterprises, Inc...                49,453             132,276
         Other assets................................................               (64,663)            (92,528)
         Accrued expenses............................................               207,825              47,181
           Net cash provided by operating activities.................               393,894             286,512

INVESTING ACTIVITIES:
   Purchases of property and equipment...............................            (2,272,601)         (1,310,569)
   Purchases of child care centers, net of notes payable.............              (472,886)           (410,892)
   Issuance of note receivable.......................................              (276,224)                 --
   Payments on note receivable.......................................                25,780                  --
   Net cash used in investing activities.............................            (2,995,931)         (1,721,461)

FINANCING ACTIVITIES:
   Payments on long-term obligations.................................               (74,031)             (4,793)
   Proceeds from the issuance of stock...............................                 4,000                  --
   Proceeds from long-term debt......................................                    --           1,400,000
     Net cash provided by (used in) financing activities.............               (70,031)          1,395,207

     Net decrease in cash and cash equivalents.......................            (2,672,068)            (39,742)

CASH AND CASH EQUIVALENTS,
   beginning of period...............................................             3,865,018             151,738

CASH AND CASH EQUIVALENTS,
   end of period.....................................................       $     1,192,950     $       111,996

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest........................................................       $        70,717     $        31,029

     Taxes ..........................................................       $            --     $            --

NON-CASH ITEMS:
   Purchase of child care centers with notes payable.................               719,895             700,000


     See accompanying notes which are an integral part of these statements.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three months and nine months ended September 30, 1996 and 1995, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended December 31, 1995, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     Earnings Per Share -- Weighted average shares include the dilutive effects of options and the effect of conversion of senior subordinated debt into shares of common stock which is assumed to be converted at the beginning of 1995.

2.   Acquisitions:

     During the third quarter of 1995, the Company (New Horizon Child Care - Idaho, Inc.) acquired the net assets of six licensed child care centers located in Boise, Idaho, for a total purchase price of $1,110,892 (including costs associated with the acquisitions). The purchase price consisted of cash payments for $410,892 and a note payable to one of the sellers in the amount of $700,000. In February and March 1996, New Horizon Child Care - Idaho, Inc. acquired six additional licensed child care centers in Boise, Idaho. The total purchase price was $1,192,781 (including costs associated with the acquisition). The purchase price for these six centers consisted of cash payments of $472,886 and notes payable to three of the sellers in the amounts of $335,000, $370,000 and $14,895. All of the transactions have been accounted for using the purchase method of accounting. The following unaudited pro-forma financial information for the nine months ended September 30, 1996 and 1995, give effect to the acquisitions as if they had occurred effective January 1, 1995.


                                                           Nine Months          Nine Months
                                                              Ended                Ended
                                                         ----------------     ----------------
                                                          September 30,        September 30,
                                                               1996                 1995

       Revenue                                           $   7,536,286        $   6,129,072
       Income (loss) from operations                           (93,646)              23,285
       Net loss                                                (37,230)            (124,941)
       Loss per share                                             (.01)                (.06)
       Weighted average shares outstanding                   3,288,009            2,137,500


     This financial information does not purport to represent results which would actually have been obtained if the acquisitions had been in effect during the period covered or any future results which may in fact be realized.

3.   Limited Liability Company:

     During June 1996, a newly established entity owned 51% by the Company and 49% by Ameristar Casino Council Bluffs, Inc. ("Ameristar") (Kids Quest of Council Bluffs, LLC ("Kids Quest LLC")) began operating a Kids Quest facility in Council Bluffs, Iowa. The operating agreement governing Kids Quest LLC provides for the owners to share in profits and losses of Kids Quest LLC. Accordingly, minority interest as referenced on the Company's condensed statement of operations reflects amounts recoverable from Ameristar, which represent Ameristar's allocated share of losses incurred by Kids Quest LLC.

4.   Reclassifications

     Certain 1995 and year-to-date 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the third quarter 1996 presentation. Such reclassification had no effect on previously reported net loss or shareholders' equity.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company currently operates eleven Kids Quest centers providing hourly child care, as well as thirteen New Horizon Child Care centers providing traditional child care services. The first Kids Quest center opened in May 1992 in Grand Casino Hinckley. Since that time, the Company has opened six additional Kids Quests at Grand Casino locations in Minnesota, Mississippi and Louisiana. Kids Quest opened its shopping mall location in the Eden Prairie Center in Eden Prairie, Minnesota, in March 1994. In November 1995, Kids Quest opened at Boulder Station Hotel and Casino in Las Vegas, Nevada. In June 1996, the Company opened with Ameristar Casinos, Inc. in its 51% owned Kids Quest of Council Bluffs, LLC. In August 1996, the Company opened its seventh location with Grand Casinos in Tunica, Mississippi. Most recently, in October 1996, the Company opened a Kids Quest facility at the Mohegan Sun Casino in Uncasville, Connecticut. In the third quarter of 1995, New Horizon Child Care - Idaho, Inc. (NHCC - Idaho) was formed to acquire substantially all the assets of A Small World, Inc. (five centers) for $1,021,170 and A Child's Dream (one center) for $89,722. In February 1996, NHCC - Idaho made an additional acquisition of the assets of A Child's Image, Inc. (one center) for $180,092 and in March 1996 purchased the assets of Educational Child Care Services, Inc. (d.b.a Teach-A-Tot Schools) (two centers) for $480,324 and Cottage Schools, Inc. (three centers) for $532,365.

     With the opening of the Tunica, Mississippi, location, the Company introduced a retail area which features developmentally-appropriate educational products and Kids Quest logo merchandise. The Company has also opened its first supervised arcade in conjunction with its Kids Quest location at the Mohegan Sun Casino. The Company plans to continue to seek opportunities for additional retail and supervised arcade locations.

     The Company has experienced growth through acquisition and expansion. The business of the Company's Kids Quest centers is seasonal with revenues and operating income being the highest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.


Results of Operations

     Revenues for the three months ended September 30, 1996, increased $949,564 or 54% to $2,716,752 from $1,767,188 for the same period in 1995. This increase is due primarily to the addition of the New Horizon Child Care centers in Boise, Idaho, which were acquired in the third quarter of 1995 and the first quarter of 1996, which accounted for $570,266 of additional revenue. The Company also opened three new Kids Quest centers since the third quarter of 1995, which accounted for $483,697 of additional revenues. Revenue for existing centers open during both periods decreased $77,603 or 6% to $1,145,467 for the three months ended September 30, 1996, from $1,223,070 for the same period in 1995. This decrease in revenue resulted in part from the fact that the three month period ended September 30, 1996, contained one less weekend from the comparable period in 1995. The Company typically generates the majority of its weekly revenues during the weekends.

     Revenues for the nine months ended September 30, 1996, increased $3,165,554 or 78% to $7,247,028 from $4,081,474 for the same period in 1995. This increase is due primarily to the addition of the New Horizon Child Care centers in Boise, Idaho, which accounted for $2,045,477 of the increase, and revenue from the three new Kids Quest locations accounted for $1,116,068 of additional revenues. Revenue from existing Kids Quest centers open during both periods decreased $40,949 or 1% to $3,122,845 from $3,163,794 for the same period in 1995.

     Costs and expenses for the three months ended September 30, 1996, increased $891,423 or 62% to $2,329,839 from $1,438,416 for the same period in 1995. This increase is due primarily to the addition of the Idaho New Horizon Child Care centers, which accounted for $592,037 of the increase, and from the three new Kids Quest locations, which accounted for $360,681 of the increase. Included in costs and expenses for the period were $111,559 pre-opening expenses due primarily to the opening of the Tunica, Mississippi, location. Costs and expenses from continuing operations decreased
$71,179 or 7% to $996,575 from $992,400 for the same period in 1995. Pursuant to the terms of its contract for the Tunica, Mississippi, location, Grand Casinos agreed to reimburse the Company on a monthly basis any cumulative operating deficits in excess of profits on a calendar year basis. The Company is entitled to receive $145,497 under the terms of this agreement for the third quarter of 1996 and has recorded such as a reduction in direct expenses.

     Costs and expenses for the nine months ended September 30, 1996, increased $2,841,105 or 84% to $6,224,990 from $3,383,885 for the same period in 1995.
This increase is primarily attributable to $1,995,527 related to the new Idaho New Horizon Child Care centers and $835,830 attributable to the new Kids Quest locations. Included in costs and expenses related to the new Kids Quest locations were $197,838 of pre-opening expenses relating primarily to the Tunica, Mississippi, and the Council Bluffs, Iowa, Kids Quest locations.

     Selling, general and administrative expenses increased $29,129 or 10% to $332,184 for the three month period ended September 30, 1996, from $303,055 for the same period in 1995. This increase is due primarily to costs associated with the Idaho New Horizon Child Care centers acquired since the second quarter of 1995. Administrative salaries (excluding NHCC - Idaho) increased $43,911 to $111,637 in 1996 from $67,726 for the same period in 1995.

     Selling, general and administrative expenses increased $423,413 or 66% to $1,063,825 for the nine month period ended September 30, 1996, from $640,412 for the same period in 1995. This increase is due in part to $48,023 of additional administrative costs associated with the Idaho New Horizon Child Care centers acquired since the second quarter of 1995, as well as expenses incurred during 1996 as a result of the Company's increased expansion efforts. Administrative salaries (excluding NHCC - Idaho) increased $129,489 or 66% to $326,902 in 1996 from $197,413 for the same period in 1995. Management expects selling, general and administrative expenses to continue to increase with the addition of and negotiation for new locations and that such expenses will decrease as a percentage of revenues with the continued expansion of the Company's business.

     Pursuant to the terms of its contracts with casino operators, the Company has received certain child care subsidies. The Company received $463,021 for the three month period ended September 30, 1996, and $486,506 for the same period in 1995, which amounts are included in total revenue. For the nine month period ended September 30, 1996, the Company received $1,339,055 of subsidies and $1,283,411 for the same period in 1995. The majority of these subsidies were from Grand Casinos, Inc. Due to a price increase to the public at the Grand Casino locations, such subsidies were reduced beginning in the third quarter of 1996. There can be no assurance that such subsidies will not be additionally modified or discontinued or that the Company will obtain such subsidies in future Kids Quest agreements with Grand Casinos or other casinos. The Company has executed agreements to develop Kids Quest centers that do not provide for any subsidy payments from the related casinos. Although not contractually obligated to provide a subsidy, many casinos have expressed an interest in providing some sort of subsidy. In the event that subsidies are not provided or are lower than currently received under existing agreements, the Company may charge higher hourly rates. This may cause patronage to be significantly less and may ultimately result in lower revenues. The Company's Boulder Station location, however, has been operating without any subsidy from the casino. Although charging higher rates and utilizing a similar amount of space, occupancy at the Boulder Station location for the three and nine month periods ended September 30, 1996, exceeded each of the other Kids Quest locations for that same period.

     Interest expense for the three month period ended September 30, 1996, decreased $1,167 to $29,846 from $31,013 for the same period in 1995. For the nine month period interest expense increased $30,873 or 62% to $80,971 from $50,098 for the same period in 1995. Substantially all of the interest expense incurred by the Company during 1996 relates to debt incurred in connection with the acquisition of the Idaho New Horizon Child Care centers.

     Net income for the three month period ended September 30, 1996, was $34,041 versus net loss of $18,858 for the same period in 1995. Although profitable for the current three month period, net income was affected by a net loss of $118,297 from the Idaho New Horizon Child Care centers.

     Net loss for the nine month period ended September 30, 1996, was $67,995 versus a net loss of $6,483 for the same period in 1995. Net loss for the period was due primarily to a loss of $262,367 from the Idaho New Horizon Child Care centers.


Liquidity and Capital Resources

     During the nine months ended September 30, 1995, the Company generated $286,512 from operations, invested $1,721,461 in property and equipment, and borrowed $1,400,000 in long-term debt. During the same period in 1996, the Company generated $393,894 from operations and used $2,745,487 for the purchase of property and equipment and the assets of six existing child care centers in Boise, Idaho. In addition, the Company loaned $276,224 to a third party to finance the purchase of a building in Boise, Idaho, which is being leased back by the Company.

     The Company recently secured a $1,300,000 line of credit. The Company believes that its current cash, funds generated from operations, and the line of credit will provide adequate resources for the Company's capital needs at least through the fourth quarter of 1996. The Company may, however, require additional financing in 1997 based on current commitments. The Company is seeking additional financing and will continue to do so as the Company secures additional contracts or if the Company pursues additional acquisitions.


Private Securities Litigation Reform Act

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, domestic or global economic conditions, changes in federal or state laws or the administration of such laws, as well as all other risks and uncertainties described in the Company's filings.


                          PART II. - OTHER INFORMATION


    All items under Part II. have been omitted since they are inapplicable or the answers are negative.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEW HORIZON KIDS QUEST, INC.



                                By:      /s/ William M. Dunkley
                                             William M. Dunkley
                                             Chief Executive Officer


                                By:      /s/ Kevin M. Greer
                                             Kevin M. Greer
                                             Chief Financial Officer



Date:  November 13, 1996