Form 10KSB40
period 1996-12-31
NEW HORIZON KIDS QUEST INC
filed 1997-03-31
CIK 1001579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

(X) Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27780

                          NEW HORIZON KIDS QUEST, INC.

             (Exact name of registrant as specified in its charter)

         MINNESOTA                                       41-1719363
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            13705 FIRST AVENUE NORTH
                            PLYMOUTH, MINNESOTA 55441

Registrant's telephone number, including area code: (612) 557-1111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock ($.01 par value)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_   No ___

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB. |X|

         The registrant's revenues for its most recent fiscal year were $9,888,161.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock as quoted on the Nasdaq SmallCap Market on March 12, 1997, was approximately $3,792,412.

         As of March 15, 1997, there were 3,293,300 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the documents listed below have been incorporated by reference into this Form 10-KSB.

         Document Incorporated                               Part of Form 10-KSB
Proxy Statement for 1997 Annual Meeting of Shareholders            Part III



                                FORM 10-KSB INDEX

                                                                            Page

PART I.  ....................................................................  1
         Item 1.      DESCRIPTION OF BUSINESS................................  1
         Item 2.      DESCRIPTION OF PROPERTY................................  9
         Item 3.      LEGAL PROCEEDINGS...................................... 10
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.... 10

PART II. .................................................................... 11

         Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................... 11
         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS................... 12
         Item 7.      FINANCIAL STATEMENTS................................... 16
         Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................... 29

PART III..................................................................... 29

         Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                      SECURITIES EXCHANGE ACT OF 1934........................ 29
         Item 10.     EXECUTIVE COMPENSATION................................. 30
         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT............................................. 30
         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 30
         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K....................... 30




"NEW HORIZON KIDS QUEST," "KID QUEST" AND "GRAND CASINO KIDS QUEST" ARE SERVICE MARKS OF NEW HORIZON KIDS QUEST, INC. "NEW HORIZON" IS A SERVICE MARK OF NEW HORIZON ENTERPRISES, INC. THIS DOCUMENT MAY CONTAIN TRADEMARKS OF OTHER COMPANIES.



                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         New Horizon Kids Quest, Inc. (the "Company") develops, owns and operates supervised children's entertainment facilities under the name Kids Quest and premium traditional child care centers under the name New Horizon. The Company currently operates 13 Kids Quest and 13 New Horizon centers. The Company intends to expand its operations through the development of additional Kids Quest centers and the acquisition or development of additional New Horizon centers.

         Kids Quest combines supervised, hourly child care with children's entertainment and recreational facilities. The Kids Quest concept was developed by the Company in cooperation with Grand Casinos, Inc. (a principal shareholder of the Company) to provide casino guests with quality child care, and the Company opened its first Kids Quest at Grand Casino Hinckley in May 1992. Unlike many "pay for play" providers where parents are required to remain with their children, Kids Quest allows parents to pursue activities away from the center while their children are supervised and entertained. Kids Quest is designed to delight children, encourage repeat visits, and provide parents with the peace of mind afforded by supervised child care.

         Twelve of the Company's 13 Kids Quest centers are operated in conjunction with casinos, including seven casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. In November 1995, the Company opened a Kids Quest at Boulder Station Casino in Las Vegas. The Company opened four Kids Quest centers in 1996, including a stand-alone Kids Quest at Grand Casinos Tunica in Robbinsonville, Mississippi, as well as centers at Ameristar Casino in Council Bluffs, Iowa, the Mohegan Sun Casino in Uncasville, Connecticut, and at the Soaring Eagle Casino and Hotel in Mount Pleasant, Michigan. The Kids Quest center at the Mohegan Sun Casino includes the Company's first supervised arcade. The Company's thirteenth Kids Quest opened in January 1997 at Station Casino Kansas City, the Company's second location with Station Casinos, Inc. The Company has entered into agreements or has letters of intent to develop and operate a Kids Quest center at the Stratosphere in Las Vegas, Nevada and a stand-alone Kids Quest and arcade adjacent to the Bullwackers and Silver Hawk Casinos in Black Hawk, Colorado. One of the Company's Kids Quest centers operates in an enclosed shopping mall in suburban Minneapolis, Minnesota.

         In addition to the development of additional Kids Quest centers, the Company intends to acquire or develop premium traditional child care centers in selected metropolitan markets and operate such centers under the New Horizon tradename. The Company targeted Boise, Idaho and the surrounding metropolitan area for immediate expansion primarily due to the growth and development in that region in recent years and now operates 13 premium child care centers in the Boise area. The Company acquired twelve established centers between September 1995 and March 1996, and opened its thirteenth center in August 1996 in a newly constructed facility. All of the Company's facilities are leased.

         The Company is a licensee of the service mark "New Horizon" pursuant to a licensing agreement entered into with New Horizon Enterprises, Inc. ("New Horizon Enterprises"). Three of the Company's principal shareholders are the principal shareholders and executive officers of New Horizon Enterprises. New Horizon Enterprises and its affiliates have owned and operated child care centers since 1971 and currently operate 47 licensed child care centers in Minnesota under the names New Horizon Child Care, Kinderberry Hill Child Development and Building Block Child Care. The Company does not have any ownership interest in these Minnesota centers. Under the licensing agreement, New Horizon Enterprises has granted the Company the exclusive right to develop future New Horizon and Kinderberry Hill centers outside of Minnesota.

         New Horizon Kids Quest, Inc. was incorporated in Minnesota in March 1992. The Company's principal executive offices are located at 13705 First Avenue North, Plymouth, Minnesota 55441, and its telephone number at that location is (612) 557-1111.

KIDS QUEST CENTERS

         The Company has designed and developed its Kids Quest concept to create an environment for children that combines fun with physical activity and learning. Each activity center is fully staffed with experienced child care professionals certified in CPR and first aid training.

         Kids Quest combines hourly child care with indoor recreational and educational facilities to entertain children while providing parents with the peace of mind afforded by supervised child care. Many "pay for play" operators require parents to remain with their children, providing merely an indoor playground. Kids Quest creates an entertainment center that allows parents to pursue activities away from the center while their children are supervised and entertained.

         Each of the Company's Kids Quest centers feature a specially designed, padded floor-to-ceiling climbing maze and play structure consisting of up to 35 activities, including tunnels, slides, ball baths, ramps, stairs, climbing nets, periscopes, air hops, bumper bags, talking tubes and other activities allowing children to crawl, climb, bounce, hop, tumble and slide in the safety of a secure environment.

         Kids Quest offers a wide range of services and activities for children ranging from six weeks to 12 years of age. Kids Quest offers a broad array of toy-filled play areas and the latest in custom-designed, interactive media, electronic entertainment, and computer technology. Some of these activities include: "Construction Quarry" featuring Duplos and Legos to stimulate imagination and creative thinking; a mini video arcade featuring carefully chosen non-violent, interactive games that develop quick reflexes and hand-to-eye coordination; "Star Stage," an interactive Karaoke stage to help foster creativity and self-esteem; a movie room equipped with a large-screen stereo television and child-sized furniture to simulate a movie theater; a Barbie doll house community filled with props and accessories; Sega, Nintendo and interactive CD-ROM computers providing a quieter alternative for children; Fascination Station computers allowing children to create computerized art and design their own unique creations; and many other areas designed to provide children with hours of entertainment and variety. The centers also offer specially designed areas for infants and toddlers which include kitchenettes, infant swings, padded climbing areas and separate sleeping areas with cribs. The Company intends to include substantially all of the features described above in each of its future Kids Quest centers, subject to market demand and space limitations.

         Kids Quest centers charge fees ranging from $3.00 to $6.00 per hour depending on the location. The Company's agreements with Grand Casinos have included child care rate subsidies of up to $2 per hour. All activities such as arcade, video and skill games are included in the hourly fees. For an additional charge, Kids Quest offers nutritionally balanced meals at lunch and dinner time, as well as a full service snack bar. Kids Quest promotes special events such as birthdays, club meetings and field trips at special group rates. Although hours vary by location, Kids Quest centers generally open at 9:00 a.m. and close at 11:00 p.m. weekdays, and later on weekends.

         The Company's Kids Quest center in the Mohegan Sun Casino opened in October 1996 and includes the Company's first supervised arcade. The Company's arcade is designed for teenagers, rather than children 12 and under, but offers more supervision than typical arcades. The Company does not charge an hourly fee for the use of its supervised arcade, but the machines require the purchase of tokens.

         The Company currently operates 13 Kids Quest centers ranging in size from 6,000 to 22,000 square feet. One of the Kids Quest centers operates in a large, self-contained shopping mall in Eden Prairie, Minnesota.

NEW HORIZON CENTERS

         The focus of the Company's traditional child care business is to provide premium quality licensed child care services and preschool programs for children ranging in age from six weeks to 12 years. Management has substantial experience in the development and operation of child care centers including analysis of demographics, site selection, building design, construction, licensing, programming, personnel training, management, marketing and advertising.

         New Horizon offers educational and recreational programs specifically tailored to meet the needs of each of the age groups served by the Company's centers. The infant program emphasizes frequent contacts with adult caregivers, along with participation in the Small Wonder curriculum developed by Johnson & Johnson. This curriculum offers a variety of activities designed to produce a challenging and stimulating environment. The toddler curriculum introduces and emphasizes the value of learning and playing with others, sharing, taking turns, communicating and expressing wants and needs that are essential to the development of successful relationships. The preschool curriculum emphasizes cognitive skills by teaching children numbers, letters, sounds, shapes, colors, sequencing, listening skills and many other age-appropriate activities. Small group sizes allow individual attention and curriculum enhancement. New Horizon's program for school age children offers a wide variety of group and individual projects that build on the child's developing skills and interests. New Horizon also offers optional enrichment programs that may include field trips, music, dance, gymnastics, swimming, computer and karate lessons.

         New Horizon emphasizes daily communication and interaction among parents, teachers and students. The centers provide a daily "highlight" memo written and posted by each teacher for his or her group. In addition, New Horizon conducts regularly scheduled parent-teacher conferences and encourages informal or unscheduled conferences as desired by parents.

         New Horizon centers are typically open weekdays from 6:30 a.m. to 6:00 p.m. (except certain holidays). Children are generally enrolled on a weekly basis for either a full-day or half-day, with drop-ins permitted on an hourly basis when capacity permits.

NEW INNOVATIONS IN PRODUCTS AND SERVICES

         The Company believes that it can continue to enhance the performance of its New Horizon centers by continuously updating and upgrading its activities and services. Kids Quest has recently introduced several new and innovative play and development activities. Although the Company has made a significant investment in these updated products, management believes that they will serve as a platform upon which to add inexpensive, but highly visible updates and changes as new software is developed. The Company's Kids Quest center in the Mohegan Sun Casino includes the Company's first supervised arcade. The Company intends to include arcades in some of its future Kids Quest locations, including its Kids Quest to be developed this year at the Bullwackers and Silver Hawk Casinos in Black Hawk, Colorado. The Company further believes that continuing innovations and updating its activities will result in a stimulating environment that will enhance the likelihood of repeat business.

SAFETY AND SECURITY

         The Company's centers and equipment have been designed and tested to provide a safe and secure environment. Age-appropriate equipment is provided in areas specially designed for infants, toddlers and older children. Staff members are trained and positioned throughout a facility to interact with and protect the children.

         In the Kids Quest centers, all climbing equipment and related play areas are protected with padded cushions. The play structures have been designed to eliminate sharp edges and exposed nuts and bolts. The Company has also designed and implemented a security/identification program. Each Kids Quest center has a check-in and check-out system with security gates that are monitored to ensure that each child is accounted for and remains in the facility until picked up by an authorized individual. Adults are not permitted inside the secure play area unless accompanied by a staff member.

         The Company's safety program for its New Horizon centers includes regular inspections and periodic monitoring of each center's policies and procedures. Access to a New Horizon center typically is limited to a front entryway that is generally located near the center director's office. Other entrances are secured and used only as emergency exits. All outdoor playground areas are completely fenced.

Parents are also required to sign children in and out of each center.

GROWTH AND EXPANSION

         The Company believes that it is situated to take advantage of expansion opportunities for both its Kids Quest and New Horizon centers. Although there are many similarities and interrelationships between these two lines of businesses, they present very separate and distinct market opportunities within the child care industry.

         KIDS QUEST. In 1992, the Company introduced its novel combination of supervised child care and state-of-the-art children's entertainment facilities. Casino operators and developers of full service destination resorts have recognized that the Company's unique child care services are a valuable amenity enhancing the service provided to their own customers. The Company now operates the following Kids Quest centers:

Kids Quest                     Location                           Date Opened

Grand Casino Hinckley          Hinckley, Minnesota                May 1992
Grand Casino Mille Lacs        Mille Lacs, Minnesota              March 1993
Grand Casino Gulfport          Gulfport, Mississippi              June 1993
Grand Casino Biloxi            Biloxi, Mississippi                January 1994
Eden Prairie Center            Eden Prairie, Minnesota            March 1994
Grand Casino Avoyelles         Marksville, Louisiana              June 1994
Grand Casino Coushatta         Kinder, Louisiana                  January 1995
Boulder Station Casino         Las Vegas, Nevada                  November 1995
Ameristar Casino               Council Bluffs, Iowa               June 1996
Grand Casino Tunica            Robbinsonville, Mississippi        August 1996
Mohegan Sun Casino             Uncasville, Connecticut            October 1996
Soaring Eagle Casino           Mount Pleasant, Michigan           December 1996
Station Casino Kansas City     Kansas City, Kansas                January 1997

         The Company has entered into a letter of intent to develop and operate a Kids Quest center at Stratosphere in Las Vegas, Nevada. Although this Kids Quest was originally scheduled to be developed in 1996, its construction has been delayed by the financial difficulties experienced by Stratosphere Corporation. Stratosphere Corporation recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company believes that a Kids Quest center in the Stratosphere complex may be developed this year. The Company has also entered into an agreement with Colorado Gaming and Entertainment Co. to develop and operate a stand-alone Kids Quest and arcade adjacent to the Bullwackers and Silver Hawk Casinos in Black Hawk, Colorado. The Company also has an agreement to develop a Kids Quest center at the proposed Seven Cedars Casino in Sequim, Washington; however, the status of that casino continues to be uncertain. The Company believes that its relationships with casino operators creates a unique opportunity to expand and increase its market share of the child activity center business. The Company intends to target favorable markets, secure superior locations and establish a strong market presence by entering into agreements with casino operators, family resort developers and Native American tribes. The Company's goal is to make Kids Quest a necessary amenity for family entertainment destinations.

         NEW HORIZON CENTERS. The Company intends to develop its traditional child care business by identifying specific communities and markets (other than in Minnesota, where the Company does not have the right to develop or operate New Horizon centers) that offer positive demographics, favorable business climates and regulatory environments, and a demonstrable need for premium child care services. The Company believes such opportunities exist in both rapidly expanding urban markets that have not yet been saturated by national commercial providers as well as in newly developing outer rings of more mature populated communities.

         The Company believes that it can successfully penetrate carefully selected markets by acquiring existing centers in conjunction with the development of its own New Horizon centers. Upon entry into a market, New Horizon seeks to establish itself as a premier child care provider appealing to young upscale families. The Company will seek to enhance the character, efficiency and community image of acquired centers through physical renovation and improvement and the conversion to the New Horizon philosophy and programs.

         The Company targeted Boise, Idaho and the surrounding metropolitan area for immediate expansion primarily due to the growth and development in that region in recent years. Boise, Idaho's capital, is the most populated area in the state. The Boise metropolitan area is the business, financial, professional, transportation and cultural center of Idaho. The city's low cost of living, low crime rate, low commercial utility costs and general high quality of life relative to other western metropolitan areas has attracted new businesses and residents. Its economic base includes manufacturing, corporate headquarters, transportation, financial services, utilities, health care, wholesale distribution and governmental agencies. In addition, the Boise child care market has historically been fragmented and dominated by small, individually-owned, or in-home day care facilities. There are no national competitors in the Boise market.

         In September 1995, the Company acquired six established child care centers located throughout Boise and the surrounding metropolitan area. The facilities range in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. In March 1996, the Company acquired six additional established centers. The Company opened its thirteenth child care center in the Boise area in August 1996 in a newly constructed facility. The Company is currently pursuing the acquisition of a vacant site in the Boise metropolitan area for the future construction and development of an additional New Horizon center. This site would complement the Company's existing centers and allow further market penetration into areas surrounded by upscale residential neighborhoods and commercial centers with a high demand for premium child care.

         Extensive physical renovations and improvements have been made to each of the acquired facilities, and New Horizon's standardized curriculum, programs and cost controls are being implemented. While the centers suffered enrollment declines after a rate increase, the Company believes that it is positioned as the leading child care service provider in the Boise premium child care market through the acquisition and construction of these centers.

MARKETING AND PROMOTION

         The Company's marketing efforts are intended to position the Company as an innovative leader in the premium child care and children's entertainment facilities markets. Historically, a primary source of new enrollment for traditional child care services has been word-of-mouth recommendations from satisfied parents in communities in which centers operate. The Company believes that it can increase enrollment in its New Horizon centers by employing various community-based advertising and promotional techniques such as: direct mailings, distribution of promotional material in residential areas surrounding local centers, newspaper advertisements in local and regional newspapers, Yellow Pages listings, community events, participation in or sponsorship of special events such as carnivals, fairs, parents' expo, women's expo and Kids Jam, and to a lesser extent, local radio and television ads.

         The Company may also attempt to increase enrollment at its New Horizon centers through the use of various corporate referral and voucher programs. Under these programs, the Company may offer discounts to the employees of participating employers, thereby increasing enrollment and enhancing the Company's image through its affiliation with prominent employers within the community.

         The Company implements many of the same types of community-based marketing strategies for the promotion of its Kids Quest centers. In addition, the Company relies upon cross promotional opportunities and special events with various casinos, Native American Tribes and facility owners or developers. The Company also seeks to increase its enrollment through various discounts, promotions and the following marketing techniques: direct mailings to local residents and child care centers, database mailings, special events, guest appearances, mall advertising, volume user discount programs, field trip packages, concession discounts and free care for children on their birthday.

COMPETITION

         The Company's New Horizon centers provide traditional child care services. The traditional child care industry is highly fragmented and extremely competitive. Child care services are generally provided by many different types of providers including large national or regional chains, small unlicensed in-home providers, state and federal government agencies, church-based centers, hospital centers, employer programs, college and university facilities, and community-based service organizations such as YMCAs and YWCAs. Providers consist of both non-profit organizations and for-profit entities. In most geographic areas, the Company expects to compete with large national and regional providers with an established presence in major metropolitan markets. Several national competitors enjoy greater national name recognition and have significantly greater resources than the Company. The Company also competes with unregulated in-home child care providers who typically provide services at a significantly lower cost. Unregulated, in-home child care providers generally benefit from lower overhead, pay little or no rent, and maintain lower operating costs because they frequently are not required to incur the costs associated with regulatory compliance, licensing and insurance. Many church-affiliated and other non-profit child care centers may also offer services at rates lower than the Company's because such organizations often have lower rental costs, and may receive donations or other funding to cover operating expenses.

         The financial performance of individual child care centers may also be affected by factors such as center location, inflation, labor and employee benefit costs, as well as the availability of experienced management and hourly child care workers. Child care center operating costs are further affected by increases in the minimum hourly wage, unemployment taxes, increased insurance costs and similar matters over which the Company has no control.

         In addition to competing in the traditional child care industry, the Company's Kids Quest centers compete in the emerging business of children's indoor recreational facilities. Viewed in the broadest sense, competition in this industry includes a variety of children's entertainment activities such as indoor playgrounds, video arcades, laser tag facilities, indoor amusement centers, virtual reality games and other forms of indoor children's entertainment.

         Among indoor "pay for play" facilities, competition is also extremely fragmented. There are large national and regional "pay for play" chains offering entertainment and fitness facilities. There are also several smaller children's entertainment facilities with soft activity zones similar to Kids Quest in many major metropolitan areas throughout the United States. The Company principally competes by providing innovative services in well-equipped facilities that are staffed with trained, experienced child care professionals.

GOVERNMENT REGULATION

         Each New Horizon center must be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to children, the dietary program, the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers, and licenses must be renewed periodically. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which include probation or, in more serious cases, suspension or revocation of the center's license to operate. The Company believes that each of its centers is in substantial compliance with such requirements.

         Most of the Company's Kids Quest centers are licensed child care providers under applicable state, local or tribal licensing laws and, as such, are subject to licensing and operational requirements similar to the Company's New Horizon centers. Some licensing statutes provide exemptions from licensing requirements for child care providers offering hourly care or where parents remain on the premises, and Kids Quest qualifies for certain of these exemptions. The Company intends to license as many of its Kids Quest centers as is practical and intends to meet or exceed relevant licensing standards at each Kids Quest, including staff-to-student ratio and teacher training requirements.

         The Company operates a Kids Quest at Ameristar Casino in Council Bluffs, Iowa. In connection with the Company's licensure as a child care facility, the Company was granted temporary exemptions from certain Iowa licensing requirements. These temporary exemptions expire on June 1, 1997. While the Company will request further exemptions from such requirements, there can be no assurance that further exemptions will be granted. If such requests are denied, the Company may attempt to modify its procedures at that location to the extent necessary to operate in compliance with Iowa law. There can be no assurance, however, that the Company will be able to satisfy Iowa legal requirements or that it can operate profitably in compliance with such requirements. Alternatively, the Company may seek to operate in Iowa as an unlicensed activity center.

         Six of the Company's Kids Quest centers are located on Indian tribal land and are operated in proximity to casinos. Each of the casinos operates pursuant to a tribal-state compact between the applicable tribe and state, and each compact provides for a term and an automatic renewal term, unless either party delivers notice of non-renewal. There can be no assurance that any of these compacts will be renewed, and any interference with or termination of the casino's operations would have an adverse effect on the Company's operations at that location.

EMPLOYEES

         The Company currently has approximately 462 employees, including 13 administrative employees at its corporate headquarters. The Company does not have an agreement with any labor union and the Company believes that its relations with its employees are good.

         Each Kids Quest center is staffed with a Director, two Assistant Directors and an appropriate number of floor monitors and associates sufficient to comply with state-mandated staff-to-student ratio requirements. Each Kids Quest staff member receives initial and ongoing training in various child care disciplines such as special needs children, recognition of child abuse and customer relations. All Kids Quest staff members are fully certified in CPR and first aid.

         Each of the New Horizon centers is staffed with a Director, Assistant Director and an appropriate number of teachers and aides sufficient to comply with state-mandated staff-to-student ratio requirements. All employees participate in periodic training programs and are required to meet applicable state and local regulatory requirements. All Idaho child care employees are individually licensed and finger-printed, and those working within the city of Boise undergo background checks as part of the city's licensing process. The Boise locations are supervised by a District Manager.

         Persons desiring to become a director of a Kids Quest or New Horizon center must complete the Company's extensive training program.

SERVICE MARKS

         The Company maintains the federally registered service marks "New Horizon Kids Quest," "Kid Quest" and "Grand Casino Kids Quest". In addition, the Company has entered into a licensing agreement with New Horizon Enterprises, Inc., pursuant to which the Company is a licensee of the service mark "New Horizon." A federally registered service mark is effective for ten years and may be renewed. Even though the Company has either registered or become the licensee of certain service marks, there can be no assurance as to the extent of the protection afforded to the Company as a result of having such service marks and licensing agreements, nor is there any assurance that the Company will be able to afford the expenses of any complex litigation that might be necessary to enforce the Company's proprietary rights.

         On April 24, 1995, an unrelated Texas corporation named KidQuest, Inc. filed a lawsuit against the Company's licensor, New Horizon Enterprises, Inc., in the United States District Court for the Northern District of Texas. The plaintiff sought a declaratory judgment that plaintiff's use of the mark "KidQuest" as a trademark for the sale of videotape products does not infringe on the defendant's use of its federally registered service mark "Kid Quest" (New Horizon Enterprises, Inc. owned the "Kid Quest" mark prior to its transfer to the Company). Defendant, New Horizon Enterprises, Inc., counterclaimed alleging that the plaintiff willfully infringed upon and otherwise diluted defendant's service mark rights. The parties entered into a settlement agreement in 1996 and their respective claims were dismissed. In the settlement agreement, KidQuest, Inc. agreed to withdraw its trademark registration applications involving the use of "KidQuest" and agreed to cease using "KidQuest" or any confusingly similar mark, by December 31, 1997, on any products, or as a service mark in connection with any services, offered for sale or sold.

INSURANCE

         The Company maintains comprehensive general liability insurance that provides coverage for both bodily injury and property damage claims up to a total of $11,000,000. The primary liability policy has a limit of $1,000,000 per occurrence, and an excess umbrella liability policy provides coverage for an additional $10,000,000. Although the umbrella policy specifically excludes coverage for claims of sexual abuse, an endorsement to the primary liability policy provides coverage in the aggregate amount of $500,000 for such claims. The Company's comprehensive insurance program also includes worker's compensation, comprehensive general liability coverage and automobile and property coverage. The specific policies provide a variety of coverages that are subject to various limits and deductibles, some of which are outlined above. Management believes that the Company's insurance coverage is adequate to meet the Company's needs. There can, however, be no assurance that claims in excess of policy limits or that are not included within the Company's coverage will not be asserted.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in Plymouth, Minnesota in offices shared with New Horizon Enterprises, Inc. New Horizon Enterprises, Inc. subleases the office space of approximately 18,000 square feet from Grand Casinos, Inc. pursuant to a sublease which expires September 30, 1998. The Company has entered into an office sharing arrangement and will continue to share facilities with New Horizon Enterprises. See "Certain Transactions."

         The Company currently operates 13 Kids Quest centers ranging in size from approximately 6,000 to 22,000 square feet. The Company believes that all of these Kids Quest centers are in good condition. Twelve of these centers operate in casinos pursuant to the terms of various financial services or lease agreements. Eight of these agreements have a five-year term with expiration dates ranging from April 1998 to December 2001; however, these agreements can be canceled by the casino at any time, in which case the casino could not offer a children's activity center for the remainder of the five-year term. Although the precise terms of each of the Company's agreements vary by location, the agreements generally provide for a profit sharing arrangement in which the Company manages and operates Kids Quest centers and pays a percentage of each Kids Quest's pretax gross operating profits to the property owner. The Company also typically receives a minimum guaranteed management fee, which also varies by location. There is no assurance that the Company will continue to receive any such guaranteed fees in the future. Most of the agreements require the casinos' consent to any child care rate increases or decreases proposed by the Company. Each of the agreements provides that the casino can terminate the agreement at any time. Accordingly, the Company can provide no assurance that the casinos will not terminate the agreements prior to their respective expiration dates.

         The Company leases approximately 11,150 square feet for its Kids Quest center in the Eden Prairie, Minnesota shopping mall pursuant to a lease that obligates the Company to pay annual lease payments equal to the greater of $140,000 or 21% of the Company's revenues (as defined in the lease agreement) from operations at the location.

         The Company leases 13 New Horizon centers in Boise, Idaho, which range in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. The leases range from seven to fifteen years with consecutive multiple-year renewal options. All of the leases have a minimum of at least seven years remaining on the primary term of each lease. The leases generally require the Company to pay utility expenses, taxes, insurance, repairs and maintenance and other operating expenses relating to the properties. Twelve of these facilities have recently undergone extensive renovation, remodeling and updating, and the facilities are in very good condition. The thirteenth facility was constructed in 1996.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1996, a minority shareholder of New Horizon Enterprises, Inc. commenced an action asserting both individual and derivative claims against New Horizon Enterprises, Inc. and other Minnesota corporations and real estate partnerships through which child care centers in Minnesota are owned or operated. Although the Company does not have any ownership interest in these Minnesota centers, the Company, as well as William M. Dunkley, Susan K. Dunkley, and Jay L. Bennett, were also named as defendants in this lawsuit. Mr. and Mrs. Dunkley are executive officers, directors and principal shareholders of the Company and of New Horizon Enterprises, Inc. Mr. Bennett is a director and principal shareholder of the Company and of New Horizon Enterprises, Inc. The plaintiff is seeking damages in excess of $50,000 based upon allegations that include misappropriation of corporate opportunity and breach of fiduciary duty. The Company has joined in an answer and intends to contest the allegations. There can be no assurance, however, as to the outcome of this litigation.

         The Company is subject to certain claims from time to time and is currently involved in litigation that has arisen in the ordinary course of its business. The Company believes that it either has adequate legal defenses to the claims of which it is currently aware or that any liability that might be incurred due to such claims will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise result in any material adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock of the Company has traded on the Nasdaq SmallCap Market under the symbol "KIDQ" since November 14, 1995. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated and is based upon monthly reports provided by Nasdaq.

                                                          BID
    Period                                          High         Low

1995
Fourth Quarter..................................      8 1/2       6 1/2

1996
First Quarter...................................      8 3/4       7
Second Quarter..................................     12 1/4       7 5/8
Third Quarter...................................     10 1/2       6
Fourth Quarter..................................      6 5/8       4 1/8

         As of March 15, 1997, the Company had 35 shareholders of record. The Company estimates there were approximately 1,036 beneficial owners as of such date.

         The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company currently operates thirteen Kids Quest centers providing hourly child care, as well as thirteen New Horizon Child Care centers providing traditional child care services. The first Kids Quest center opened in May 1992 in Grand Casino Hinckley. Since that time, the Company has opened six additional Kids Quests at Grand Casino locations in Minnesota, Mississippi and Louisiana. Kids Quest opened its shopping mall location in the Eden Prairie Center in Eden Prairie, Minnesota, in March 1994. Since the beginning of 1995, the Company has opened Kids Quest centers at the following locations:

    Grand Casino Coushatta               Kinder, LA               January 1995
    Boulder Station Hotel & Casino       Las Vegas, NV            November 1995
    Ameristar Casino Council Bluffs      Council Bluffs, IA       June 1996
    Grand Casino Tunica                  Robbinsonville, MS       August 1996
    Mohegan Sun Casino                   Uncasville, CT           October 1996
    Soaring Eagle Casino and Hotel       Mt. Pleasant, MI         December 1996
    Station Casino Kansas City           Kansas City, MO          January 1997

         In the third quarter of 1995, the Company acquired substantially all the assets of A Small World, Inc. (five centers) for $1,021,170 and A Child's Dream (one center) for $89,722. In February 1996, the Company acquired the assets of A Child's Image, Inc. (one center) for $180,092, and in March 1996, purchased the assets of Educational Child Care Services, Inc. d\b\a Teach-A-Tot Schools (two centers) for $480,324 and Cottage Schools, Inc. (three centers) for $532,365. The Company opened its thirteenth New Horizon location in August 1996 in a newly constructed facility.

         With the opening of the Tunica, Mississippi, Kids Quest location, the Company introduced a retail area which features developmentally-appropriate educational products and Kids Quest logo merchandise. The Company has since added similar retail areas at its Eden Prairie and Kansas City locations. The Company has also opened its first supervised arcade in conjunction with its Kids Quest location at the Mohegan Sun Casino. The Company plans to continue to seek opportunities for additional retail and supervised arcade locations.

         The Company has experienced growth through acquisition and expansion. The business of the Company's Kids Quest centers is seasonal, with revenues and operating income being the highest in the summer months.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                    Year Ended December 31,
                                                    1996            1995

REVENUE                                             100%            100%

COSTS AND EXPENSES

     Direct Expenses                                78%              81%
     Depreciation and Amortization                   6%               4%
     Pre-Opening Expenses                            4%               2%

         Total Costs and Expenses                   88%              87%

CENTER OPERATING INCOME                             12%              13%

     Selling, General and Administrative            15%              18%
     Amortization                                    1%               1%
     Writedown of Fixed Assets and Goodwill         13%               -

OPERATING INCOME (LOSS)                            (17%)             (6%)

     Interest Expense                               (1%)             (1%)
     Interest Income                                 2%               -

NET INCOME (LOSS)                                  (16%)             (7%)

         Revenues increased $4,248,847, or 75%, to $9,888,161 in 1996 from
$5,639,314 in 1995. Of the increase, $2,505,478 was due to the addition of seven New Horizon Child Care centers in Boise, Idaho, during 1996, as well as the operation of the six centers acquired during 1995 for an entire year rather than a partial year. In addition, $1,907,433 of the revenue increase was due to the addition of four new Kids Quest locations during 1996. The Company had six Kids Quest locations open for the entire twelve month periods ended December 31, 1996 and 1995. Revenues for the Company's two Minnesota Kids Quest casino locations were down $29,614, or 3%, in 1996 from 1995, revenues for the Company's locations in Gulfport and Biloxi, Mississippi, were down $84,901 or 5%, and revenues for the Company's fifth location, located in Avoyelles, Louisiana, was down $45,198, or 8%, in 1996 from 1995. The Company attributes the decrease in revenues at these properties, which occurred primarily in the fourth quarter of 1996, to a decrease in marketing efforts by each of the location's host casino properties. The Company's Eden Prairie Center location, however, showed an increase in revenue of $17,420, or 4%, to $496,993 in 1996 from $479,573 in 1995.

         Total costs and expenses increased $3,807,825, or 78%, to $8,702,907 in 1996 from $4,895,082 for the same period in 1995. Included in this increase was $2,434,536 of expenses related to the Idaho New Horizon Child Care centers, which increased to $3,136,212 from $701,676 in 1995. Total costs and expenses for the Idaho centers represented 98% of revenue in 1996, down from 102% in 1995. Total costs and expenses for the Kids Quest centers accounted for $1,395,060 of the increase, as total costs and expenses for Kids Quest centers totaled $5,566,695 in 1996 compared to $4,171,635 in 1995. Total costs and expenses for Kids Quest centers accounted for 83% of revenue in 1996, compared to 85% in 1995. Total costs and expenses for 1996 were negatively impacted by pre-opening expenses which totaled $407,070 in 1996 compared to $96,739 in 1995.

         Selling, general and administrative expenses increased $420,164, or 41%, to $1,435,238 in 1996 compared to $1,015,074 in 1995. Selling, general and administrative expenses as a percentage of revenue decreased to 15% in 1996 compared to 18% in 1995. The increase in selling, general and administrative expenses is attributable to the Company's growth and expansion efforts. Management expects selling, general and administrative expenses to continue to increase with the addition of and negotiation for new locations. However, such expenses will further decrease as a percent of revenues with the continued growth of the Company's revenues.

         During the fourth quarter of 1996, the Company recorded a write-off of assets (primarily goodwill) of $997,962, or $0.30 per share, relating to four of the Company's New Horizon Child Care centers acquired in 1995. Despite the Company's restructuring of the acquired centers' operations to provide higher quality child care at those locations, there was resistance to price increases implemented at those locations. Subsequent to the price increase in the third quarter 1996, the Company has suffered significant enrollment declines resulting in losses at those locations in 1996. The Company also wrote off fixed assets of $277,385 for its Kids Quest facility located within Eden Prairie Center. The Company has been unable to achieve profitability at this location since it was opened in 1994 and believes that the center will not become profitable absent a change in the retail composition of the shopping center. The Company is continuing its efforts to increase revenues at both the Idaho New Horizon Child Care centers and the Eden Prairie Center Kids Quest location.

         Pursuant to the terms of its contracts with casino operators, the Company received subsidies of $1,706,077 in 1996 and $1,648,035 in 1995, which amounts are included in total revenue. The majority of theses subsidies were from Grand Casinos, Inc. Due to a price increase to the public at Grand Casino locations, such subsidies were reduced beginning in the third quarter of 1996. There can be no assurance that such subsidies will not be further modified or discontinued altogether, or that the Company will obtain such subsidies in future Kids Quest agreements with Grand Casinos or other casinos. In the event that subsidies are not provided or are lower than currently received, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has five locations that operate without any subsidy and has found no evidence to conclude that higher, non-subsidized hourly rates to customers have a significant impact on a location's patronage. The Company's Boulder Station location, for example, has been operating without any subsidy from the casino and occupancy at the Boulder Station location in 1996 exceeded each of the other Kids Quest locations despite higher rates.

         Interest expense for 1996 increased $26,430, or 30%, to $114,168 in 1996 from $87,738 in 1995. Substantially all of the interest expense incurred by the Company during 1996 relates to debt incurred in connection with the acquisition of the Idaho New Horizon Child Care centers.

         The Company's net loss for 1996 was $1,600,958 compared to a loss of $369,033 for 1995. Net loss for 1996 before the write-off of assets described above was $325,611. The net loss for 1996, excluding the write-offs, and for 1995 were due primarily to losses from the Idaho New Horizon Child Care centers, which totaled $368,368 in 1996 and $284,214 in 1995. Operating losses were also affected by pre-opening costs in each period.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company generated $47,985 from operations, invested $2,950,015 in property and equipment, used $472,886 for the purchase of six existing child care centers in Boise, Idaho, loaned $500,000 to Mohegan Sun Casino to fund leasehold improvements at that location, and loaned $364,385 (net of repayments) to a third party to finance the purchase of land in Boise, Idaho, and for the construction of a new child care facility which was leased back to the Company. The Company added long-term debt of $569,046 and made payments of $106,721 on long-term obligations. The Company ended the year with a cash balance of $150,232.

         During 1995, the Company generated $57,120 from operations, invested $1,641,493 in property and equipment, used $410,892 for the purchase of six existing child care centers in Boise, Idaho, and loaned $496,593 to Boulder Station to fund leasehold improvements at that location. Also in 1995, the Company received $1,379,727 from the issuance of long-term debt (net of repayments) and $4,825,411 as proceeds from the issuance of stock in the Company's initial public offering.

         The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers, as well as acquisition or development expenses to add traditional child care centers.

         In March 1997, the Company closed on approximately $1,000,000 of equipment financing. The proceeds of this loan were used in part to pay off an existing bank line of credit with a balance of approximately $500,000. The Company is actively seeking additional Kids Quest contracts and is engaged in site analysis for the construction of additional New Horizon centers. The Company will require additional financing in 1997 as it secures additional Kids Quest contracts or if the Company pursues additional acquisitions during the year. The Company currently has no arrangements for such additional financing.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, domestic or global economic conditions, changes in federal or state laws or the administration of such laws, as well as all other risks and uncertainties described in the Company's filings.

ITEM 7.  FINANCIAL STATEMENTS

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                      As of

                           December 31, 1996 and 1995

                                    CONTENTS

Report of Independent Public Accountants.................................17

Audited Financial Statements

Consolidated Balance Sheets..............................................18
Consolidated Statements of Operations....................................19
Consolidated Statements of Shareholders' Equity..........................20
Consolidated Statements of Cash Flows....................................21
Notes to Consolidated Financial Statements...............................22


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES


                  Consolidated Financial Statements
                  As of December 31, 1996 and 1995
                  Together With Report of
                  Independent Public Accountants




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New Horizon Kids Quest, Inc.:

We have audited the accompanying consolidated balance sheets of New Horizon Kids Quest, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   February 7, 1997






                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                As of December 31



                                                                                           1996             1995
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $   150,232      $ 3,865,018
   Accounts receivable                                                                     611,479          192,164
   Receivable from New Horizon Enterprises, Inc.                                             7,557            8,963
   Prepaid expenses and other                                                              164,530           80,072
   Current portion of notes receivable                                                     470,947           32,977

               Total current assets                                                      1,404,745        4,179,194

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds                                         4,768,307        2,340,168
      Less- Accumulated depreciation and amortization                                     (647,514)        (239,300)

               Property and equipment, net                                               4,120,793        2,100,868

OTHER ASSETS:
   Goodwill (net of amortization of $81,027 and $26,694, respectively)                   1,156,751          934,197
   Notes receivable, net of current portion                                                751,930          463,616
   Noncompete agreements (net of amortization of $5,579 and $6,950, respectively)           18,580           43,050
   Other                                                                                   133,347           33,871

                                                                                       $ 7,586,146      $ 7,754,796


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                $   677,319      $    64,500
   Accounts payable                                                                        280,875          312,971
   Accrued expenses                                                                        481,641          224,457
   Deferred rent                                                                            28,667           32,667

               Total current liabilities                                                 1,468,502          634,595

LONG-TERM DEBT, less current maturities                                                  1,184,628          615,227

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:

   Undesignated preferred stock, 3,500,000 shares authorized;
     no shares issued and outstanding                                                            -                -
   Series A convertible preferred stock, $.01 par value, 1,500,000 shares
     authorized; no shares issued and outstanding                                                -                -
   Common stock, $.01 par value, 20,000,000 shares authorized;
     3,293,300 shares issued and outstanding in  1996 and 3,287,500 shares in 1995          32,933           32,875
   Paid-in capital                                                                       7,171,197        7,142,255
   Accumulated deficit                                                                  (2,271,114)        (670,156)

               Total shareholders' equity                                                4,933,016        6,504,974

                                                                                       $ 7,586,146      $ 7,754,796


The accompanying notes are an integral part of these consolidated balance sheets.


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                         For the Years Ended December 31

                                                       1996             1995
REVENUE                                             $ 9,888,161      $ 5,639,314

COSTS AND EXPENSES:
   Direct expenses                                    7,697,926        4,582,592
   Depreciation and amortization                        597,911          215,751
   Preopening expenses                                  407,070           96,739

               Total costs and expenses               8,702,907        4,895,082

               Center operating income                1,185,254          744,232

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,435,238        1,015,074
AMORTIZATION                                            128,523           38,354
WRITEDOWN OF FIXED ASSETS AND GOODWILL (Note 9)       1,275,347                -

               Loss from operations                  (1,653,854)        (309,196)
INTEREST EXPENSE                                       (114,168)         (87,738)
INTEREST INCOME                                         167,064           27,901

               Net loss                             $(1,600,958)     $  (369,033)

LOSS PER SHARE                                      $      (.48)     $      (.16)

WEIGHTED AVERAGE SHARES OUTSTANDING                   3,323,723        2,281,223



The accompanying notes are an integral part of these consolidated statements.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                                                                                                     Total
                                                      Common Stock             Paid-In          Accumulated      Shareholders'
                                                  Shares          Amount        Capital           Deficit            Equity
BALANCE, December 31, 1994                       1,762,500       $17,625       $  832,094       $  (301,123)       $   548,596
   Net loss                                              -             -                -          (369,033)          (369,033)
   Conversion of senior subordinated debt          375,000         3,750        1,496,250                 -          1,500,000
   Initial public offering of common stock       1,150,000        11,500        4,813,911                 -          4,825,411

BALANCE, December 31, 1995                       3,287,500        32,875        7,142,255          (670,156)         6,504,974
   Net loss                                              -             -                -        (1,600,958)        (1,600,958)
   Stock issued under stock option plans             5,800            58           28,942                 -             29,000

BALANCE, December 31, 1996                       3,293,300       $32,933       $7,171,197       $(2,271,114)       $ 4,933,016



The accompanying notes are an integral part of these consolidated statements.




                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31

                                                                                          1996             1995
OPERATING ACTIVITIES:
   Net loss                                                                            $(1,600,958)     $  (369,033)
   Adjustments to reconcile net loss to net cash provided by operating activities-
      Write-down of fixed assets and goodwill                                            1,275,347                -
      Depreciation and amortization                                                        726,434          253,945
      Deferred rent                                                                         (4,000)           2,667
      Change in operating assets and liabilities:
         Accounts receivable                                                              (419,315)        (106,896)
         Prepaid expenses and other current assets                                         (79,458)          30,555
         Accounts payable                                                                  (32,096)         151,516
         Receivable from New Horizon Enterprises, Inc.                                       1,406           27,482
         Other assets                                                                      (99,382)         (23,871)
         Accrued expenses                                                                  280,007           90,755

               Net cash provided by operating activities                                    47,985           57,120

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (2,950,015)      (1,641,493)
   Purchase of child care centers, net (Note 8)                                           (472,886)        (410,892)
   Increases in note receivable                                                           (863,385)        (500,000)
   Payments received on notes receivable                                                    32,190            3,407

               Net cash used in investing activities                                    (4,254,096)      (2,548,978)

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                            569,046        1,900,000
   Payments on long-term debt                                                             (106,721)        (520,273)
   Proceeds from the issuance of stock (Note 3)                                             29,000        4,825,411

               Net cash provided by financing activities                                   491,325        6,205,138

               Net increase (decrease) in cash and cash equivalents                     (3,714,786)       3,713,280

CASH AND CASH EQUIVALENTS, beginning of year                                             3,865,018          151,738

CASH AND CASH EQUIVALENTS, end of year                                                 $   150,232      $ 3,865,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                                         $   109,063      $    82,738

      Taxes                                                                            $         -      $         -

NONCASH ITEMS:
   Conversion of preferred stock into common stock                                     $         -      $ 1,000,000
   Conversion of debentures into common stock                                                    -        1,500,000
   Purchase of child care centers with note payable                                        719,895          700,000
   Noncash reductions of notes receivable                                                  104,911                -


The accompanying notes are an integral part of these consolidated statements.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (the Company). All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the results of operations of New Horizon Child Care-Idaho, Inc. from the acquisition date, August 2, 1995. As of December 31, 1996, the Company operated 12 Kids Quest Centers providing hourly child care, as well as 13 New Horizon child care centers providing traditional child care services.

During June 1996, a newly established entity owned 51% by the Company and 49% by Ameristar Casino Council Bluffs, Inc. (Ameristar), Kids Quest of Council Bluffs, LLC (Kids Quest LLC) began operating a Kids Quest facility in Council Bluffs, Iowa. The operating agreement governing Kids Quest LLC provides for the owners to share in profits and losses of Kids Quest LLC.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments, primarily money market accounts that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

ACCOUNTS AND NOTES RECEIVABLE

         Accounts receivable represent uncollected subsidies from various casinos and amounts due from customers for child care services. Balances are due monthly. Notes receivable represent amounts due from casino operators to reimburse the Company for construction expenditures and amounts advanced to the owner of a building leased by the Company.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. Depreciation is calculated by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:

    Furniture, fixtures and equipment     5-7 years
    Leasehold improvements                7-10 years or the term of the lease

REVENUE RECOGNITION

Revenue is recognized as child care services are rendered. Amounts collected in advance for which the service has not yet been provided are deferred and classified as a component of accrued expenses in the accompanying consolidated balance sheets. Subsidies received from Grand Casinos, Inc. for the years ended December 31, 1996 and 1995, were approximately $1,565,000 and $1,647,000, respectively.

GOODWILL

Goodwill represents the amounts paid for child care centers in excess of the identifiable assets. The goodwill amounts are being amortized over their estimated lives, which do not exceed 15 years, using the straight-line method.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company adopted SFAS No. 121 on January 1, 1996. The effects of adoption were not material to the financial position or results of operations of the Company.

EARNINGS PER SHARE

Weighted average shares include the dilutive effects of options and the effect of conversion of senior subordinated debt into shares of common stock, which are assumed to be converted at the beginning of the year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain 1995 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications have no effect on previously reported net loss or shareholders' equity.

2.   LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

                                                                                             1996            1995
Note payable to sellers of six child care centers in Boise, Idaho, at 9%, payable in monthly installments of $10,255, with final payment due in 2003;
   all assets of the six centers are pledged as collateral                                 $  615,260      $679,727

Line of credit at reference rate plus 1.00% (9.25% at December 31, 1996), interest payable monthly with principal balance due on June 30, 1997;
   collateralized by all tangible and intangible property                                     514,510             -

Note payable to seller of child care centers in Boise, Idaho, at 8.5%, payable in monthly installments of $4,154 through 2007; collateralized by assets of
   the acquired centers                                                                       318,500             -

Note payable to seller of child care centers in Boise, Idaho, at 9%, payable in monthly installments of $4,687 through 2006; collateralized by assets of the
   acquired centers                                                                           352,267             -

Other                                                                                          61,410             -

Total long-term debt                                                                        1,861,947       679,727

Less- Current maturities                                                                     (677,319)      (64,500)

Long-term debt, net of current maturities                                                  $1,184,628      $615,227



Future maturities of long-term debt as of December 31, 1996 are as follows:

1997                                                                                                     $  677,319
1998                                                                                                        149,300
1999                                                                                                        143,063
2000                                                                                                        156,329
2001                                                                                                        170,829
Thereafter                                                                                                  565,107

                                                                                                         $1,861,947



3.   SHAREHOLDERS' EQUITY:

During 1995, the Company completed an initial public offering of 1,150,000 shares of common stock for net proceeds to the Company of $4,825,411. In connection with the public offering of common stock, the Company sold the underwriter a five-year warrant to purchase up to 100,000 shares of the Company's common stock at $6.00 per share. The proceeds were used for expansion of the Company, repayment of debt and acquisition of additional centers. In conjunction with the offering, the Company converted a portion of a debenture totaling $1,500,000 into common stock at $4.00 per share. Additionally, the Company converted 1,000,000 shares of its $.01 par value Series A Convertible Preferred Stock into 500,000 shares of common stock. The conversion of the Preferred Stock has been retroactively recorded in the accompanying financial statements.

During September 1995, the Company granted 100,000 stock options exercisable at $5.00 to New Horizon Enterprises, Inc. in exchange for a license agreement to use a service mark. The license agreement has a term of five years which can be extended year to year by either party. The option grant represented full payment to New Horizon Enterprises, Inc. for use of the service mark. The license agreement also provides the Company with a first right of refusal in connection with the pursuit of child care opportunities outside of Minnesota.

4.   STOCK OPTION PLAN:

The Company has a long-term incentive and stock option plan (the Plan). The Plan provides for the grants of up to 300,000 incentive stock options or nonstatutory stock options to key employees, directors and consultants. The exercise price of options granted under the Plan is determined by the compensation committee of the board of directors but will not be less than 100% of the fair market value of the shares on the date of grant. Both the incentive stock options and the nonstatutory stock options expire ten years from the date of grant.

In September 1995, the Company adopted the New Horizon Kids Quest, Inc. 1995 Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for automatic grants of 5,000 nonqualified stock options to nonemployee directors of the Company as of the date such individuals become directors of the Company and on each subsequent annual shareholder meeting date. The Company has reserved 50,000 shares of common stock for issuance under the Directors' Plan. The option price will be the market price of the common stock as of the date of each grant. Stock option activity is summarized as follows:

                                                                        Weighted
                                                                         Average
                                                         Incentive      Exercise
                                                       Stock Options     Price

                Balance, December 31, 1994                       -        $  -
                   Options granted                         252,000        5.00

                Balance, December 31, 1995                 252,000        5.00
                   Options granted                          62,000        7.49
                   Options exercised                        (5,800)       5.00
                   Options forfeited                       (21,600)       5.00

                Balance, December 31, 1996                 286,600       $5.77

                Options exerciseable at:
                   December 31, 1995                        87,900

                   December 31, 1996                       142,800

During 1994, the Company granted 37,500 stock options exercisable at $4.00 per share to certain members of management. Of these options, 37,500 were outstanding at December 31, 1996, are 100% vested and expire on November 13, 2000.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                                     1996              1995

                Net loss:
                   As reported                    $(1,600,958)      $(369,033)
                   Pro forma                       (1,768,820)       (783,533)

                Loss per share:
                   As reported                           (.48)           (.16)
                   Pro forma                             (.53)           (.34)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1996 and 1995 was $3.38 and $2.50, respectively. The weighted average exercise price was $7.49 and $5.00, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.5% for 1995 and 5.8% to 6.9% for 1996; no expected dividends; expected lives of 5 years for 1995 and 2 to 5 years for 1996; and expected volatility of 48% for 1995 grants and 44% to 65% for 1996 grants.

5.   INCOME TAXES:

The Company utilizes the liability method of accounting for income taxes. As of December 31, 1996, the Company had operating loss carryforwards of approximately $1,347,000. These operating loss carryforwards expire beginning in the year 2009. Because realization of the related tax benefits is uncertain, a valuation allowance has been recorded against the related tax asset.

The components of the deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                        1996          1995

       Net operating loss carryforwards, expiring
             beginning in 2009                          $539,000      $343,000

       Write-down of assets                              241,000             -
       Other                                              53,000       (82,000)
       Valuation allowance                              (833,000)     (261,000)

                                                        $      -      $      -

6.   COMMITMENTS AND CONTINGENCIES:

LEASES

A portion of the Company's operations are conducted using leased equipment and facilities. The leases are noncancelable and renewable. One of the leases contains percentage of revenue rents in excess of base rents. Several of the leases contain percentage of profit rents with no base rents. Total rental expense included in the accompanying consolidated statements of operations was approximately $1,595,000 and $1,625,000 for the years ended December 31, 1996 and 1995.

Future minimum lease payments under noncancelable operating leases entered into prior to December 31, 1996 are as follows:

              1997                                               $  825,900
              1998                                                  814,600
              1999                                                  812,000
              2000                                                  791,400
              2001                                                  778,800
              Thereafter                                          3,677,500

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two members of management. Under these employment agreements, each officer will receive compensation equal to 2.5% of the Company's pretax earnings.

LITIGATION

The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

7.   RELATED-PARTY TRANSACTIONS:

The Company has had transactions with other companies having certain officers, directors and/or owners in common with the Company as follows for the years ended December 31:

                                                        1996          1995

      Law firm, providing certain legal services        $389,303      $260,842
      Contractor, providing construction
         services for site buildout                            -       205,552

Management believes these transactions were consummated at terms substantially the same as could have been obtained with unrelated parties.

The Company conducts a portion of its operations in facilities owned or operated by a shareholder. The Company pays rent to the shareholder based on a percentage of pretax income of the operations, as defined. The Company paid $879,000 for the year ended December 31, 1996 and $1,353,000 for the year ended December 31, 1995 under the rental agreement.

The Company has entered into an office-sharing agreement with a related party which commenced upon the closing of the initial public offering. The term of the agreement extends through December 2000 or 180 days after notice from either party of election to terminate. Rental is paid based on the Company's pro rata share of office space occupied (based on square footage) applied to allocable rental expenses including taxes, insurance, utilities and maintenance.

8.   ACQUISITIONS:

During the third quarter of 1995, New Horizon Child Care--Idaho, Inc. acquired the net assets of six licensed child care centers located in Boise, Idaho, for a total purchase price of $1,111,000 (including costs associated with the acquisitions). The purchase price consisted of cash payments for $385,000 and a note payable to one of the sellers in the amount of $700,000. In February and March 1996, New Horizon Child Care--Idaho, Inc. acquired six additional licensed child care centers in Boise, Idaho. The total purchase price was $1,193,000 (including costs associated with the acquisition). The purchase price for these six centers consisted of cash payments of $473,000 and notes payable to three of the sellers in the amounts of $335,000, $370,000 and $15,000. All of the transactions have been accounted for using the purchase method of accounting. The following unaudited pro forma financial information for the years ended 1996 and 1995, give effect to the acquisitions as if they had occurred effective January 1, 1995.

                                                   1996              1995

              Revenue                          $10,177,419        $8,067,380
              Loss from operations             $(1,613,805)       $ (309,039)
              Net loss                         $(1,570,443)       $ (468,514)
              Loss per share                   $      (.47)       $     (.21)

This financial information does not purport to represent results which would actually have been obtained if the acquisitions had been in effect during the period covered or any future results which may in fact be realized.

9.   WRITE-DOWN OF FIXED ASSETS AND GOODWILL:

During 1996, the Company recorded a write-off of assets totaling $997,962, consisting primarily of goodwill, associated with four of the New Horizon Child Care Centers acquired in 1995. Also during 1996, the Company wrote off assets totaling $277,385 related to its Kids Quest facility located in a self-contained shopping mall. The write-offs consist of all tangible and intangible assets of these locations. These locations generated negative cash flow in 1996 and while the Company has responded by adjusting pricing and cost structure, there can be no assurance that such actions will improve operations to result in positive cash flow in the future.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
         EXCHANGE ACT OF 1934


         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the annual meeting of shareholders to be held on May 20, 1997 (the "Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

    NAME                 AGE   POSITION

    William M. Dunkley   48    Chairman of the Board and Chief Executive Officer
    Susan K. Dunkley     47    President and Director
    Kevin M. Greer       40    Chief Financial Officer

                        BACKGROUND OF EXECUTIVE OFFICERS

         WILLIAM M. DUNKLEY has been Chief Executive Officer and Chairman of the Board for the Company since its inception in 1992 and is a shareholder of New Horizon Enterprises, Inc., which he co-founded in 1971. Mr. Dunkley is also the Chief Executive Officer and Chairman of the Board of Building Block Child Care, Inc., Kinderberry Hill Child Development centers and New Horizon Child Care, Inc. Mr. Dunkley is concurrently a Senior Partner in the Minneapolis law firm of Dunkley, Bennett & Christensen, PA. and serves on the Board of Directors of Rasmussen College System, Inc. Mr. Dunkley devotes no less than 50% of his time to the affairs of the Company.

         SUSAN K. DUNKLEY has been the President and a director of the Company since its inception in 1992 and is a shareholder in New Horizon Enterprises, Inc., which she co-founded in 1971. She is also a board member and President of Building Block Child Care, Inc., Kinderberry Hill Child Development centers and New Horizon Child Care, Inc. Ms. Dunkley serves on the boards of the National Child Care Association, Success at Six, Rule 17 Advisory Committee, Rule 3 Task Force, Early Childhood News, Boys and Girls Club of Minneapolis and the Minnesota Child Care Advocates. Ms. Dunkley is on the Advisory Board of Rasmussen Business College's Child Care Specialist Program. Ms. Dunkley devotes no less than 50% of her time to the affairs of the Company.

         KEVIN M. GREER has been the Chief Financial Officer of the Company since its inception in 1992. He has also been employed by New Horizon Enterprises, Inc., Building Block Child Care, Inc., Kinderberry Hill Child Development centers and New Horizon Child Care, Inc. since 1986, and has served as Chief Financial Officer of those companies since August 1987. He was a principal in Greer Financial Services, Inc., which provided financial, accounting and consulting services to the Company, New Horizon Enterprises, Inc. and others prior to the Company's initial public offering in November 1995. Mr. Greer served as a Manager with the public accounting firm of Arthur Andersen & Co. from 1985 to 1986 and was an Associate with such firm from 1980 to 1985. Mr. Greer devotes no less than 50% of his time to the affairs of the Company.

ITEM 10.          EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information set forth under the caption "Principal Shareholders" in the Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the Proxy Statement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

No.          Description

3.1          Articles of Incorporation of the Company, as amended            *

3.2          Restated Bylaws of the Company                                  *

10.1         Form of License Agreement between the Company and New
             Horizon Enterprises, Inc.                                       *

10.2         Employment Agreement with William M. Dunkley                    *

10.3         Employment Agreement with Susan K. Dunkley                      *

10.4         1994 Long-Term Incentive and Stock Option Plan, as amended      *

10.5         1995 Directors' Stock Option Plan                               *

10.6         Form of Underwriter's Warrant issued in the Company's initial
             Public Offering                                                 *

21           List of Subsidiaries                                           ***

23           Consent of Arthur Andersen LLP

27           Financial Data Schedule

--------------------------

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 33-97186C)
**       Incorporated by reference from the Company's Form 8-K filed March 1996.
***      Incorporated by reference from the Company's Form 10-KSB filed
         March 1996.


         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEW HORIZON KIDS QUEST, INC.

Date:  March 27, 1997                    By   /S/ WILLIAM M. DUNKLEY
                                            ------------------------
                                                  William M. Dunkley
                                                  Chairman of the Board and
                                                  Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature                                  Title                       Date

 /S/ WILLIAM M. DUNKLEY         Chairman of the Board and        March 27, 1997
William M. Dunkley              Chief Executive Officer
                                (principal executive officer)

 /S/ KEVIN M. GREER             Chief Financial Officer          March 27, 1997
Kevin M. Greer                  (principal financial and
                                accounting officer)

 /S/ SUSAN K. DUNKLEY           President and Director           March 27, 1997
Susan K. Dunkley

 /S/ JAY L. BENNETT             Director                         March 27, 1997
Jay L. Bennett

 /S/ LYLE BERMAN                Director                         March 27, 1997
Lyle Berman

 /S/ STANLEY M. TAUBE           Director                         March 27, 1997
Stanley M. Taube



                          NEW HORIZON KIDS QUEST, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

Exhibit No.       Description

   23                      Consent of Arthur Andersen LLP

   27                      Financial Data Schedule