Form 10QSB
period 1997-03-31
NEW HORIZON KIDS QUEST INC
filed 1997-05-13
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997


           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

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

                           YES (X)          NO ( )

As of May 7, 1997, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.



                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                      INDEX

                                                                            Page

PART I.           FINANCIAL INFORMATION                                       3


ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  March 31, 1997 and December 31, 1996                        3

         b)       Condensed Consolidated Statements of
                  Operations -- Three months ended March 31, 1997
                  and 1996                                                    5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Three months ended
                  March 31, 1997 and 1996                                     6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                                  7


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                               9


PART II. OTHER INFORMATION                                                    12


Signatures                                                                    13



                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          March 31,     December 31,
                                                                            1997            1996
                                                                       -------------    ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents.........................................  $    502,846     $    150,232
   Accounts and notes receivable.....................................       465,384          611,479
   Receivable from New Horizon Enterprises, Inc......................            --            7,557
   Prepaid expenses and other current assets.........................       137,583          164,530
   Current portion of notes receivable...............................       493,369          470,947
                                                                       ------------     ------------
     Total current assets............................................     1,599,182        1,404,745
                                                                       ------------     ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds.....................     4,867,896        4,768,307
   Less--Accumulated depreciation and amortization...................      (859,115)        (647,514)
                                                                       ------------     ------------
     Total property and equipment....................................     4,008,781        4,120,793

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $101,657 and $81,027, respectively).........................     1,136,121        1,156,751
   Notes receivable, net of current portion..........................     1,133,307          751,930
   Noncompete agreements (net of accumulated amortization
     of $6,718 and $5,579, respectively).............................        17,441           18,580
   Other.............................................................       128,719          133,347
                                                                       ------------     ------------
                                                                       $  8,023,551     $  7,586,146
                                                                       ============     ============

   See accompanying notes which are an integral part of these balance sheets.


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         March 31,      December 31,
                                                                           1997             1996
                                                                       ------------     ------------
                                                                       (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt..............................  $    441,848     $    677,319
   Accounts payable..................................................       172,115          280,875
   Accrued expenses..................................................       541,923          481,641
   Payable to New Horizon Enterprises, Inc...........................        19,921               --
   Deferred rent.....................................................        27,667           28,667
                                                                       ------------     ------------
     Total current liabilities.......................................     1,203,474        1,468,502

LONG-TERM DEBT, less current maturities..............................     1,801,912        1,184,628

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding....................            --               --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding ....................................................            --               --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding.............        32,933           32,933
   Additional paid-in capital........................................     7,171,197        7,171,197
   Accumulated deficit...............................................    (2,185,965)      (2,271,114)
                                                                       ------------     ------------
     Total shareholders' equity......................................     5,018,165        4,933,016
                                                                       ------------     ------------
                                                                       $  8,023,551     $  7,586,146
                                                                       ============     ============

   See accompanying notes which are an integral part of these balance sheets.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended March 31
                                                                       -----------------------------
                                                                            1997            1996
                                                                       ------------     ------------
REVENUE..............................................................  $  3,143,645     $  1,985,144

COSTS AND EXPENSES:
   Direct Expenses...................................................     2,446,380        1,525,165
   Depreciation and Amortization.....................................       208,155          110,864
   Pre-Opening Expenses..............................................        47,143               --
                                                                       --------------   --------------
     Total Costs and Expenses........................................     2,701,678        1,636,029
                                                                       --------------   --------------

CENTER OPERATING INCOME..............................................       441,967          349,115

   Selling, General and Administrative...............................       327,844          432,669
   Amortization......................................................        24,643           22,504
                                                                       --------------   --------------

OPERATING INCOME (LOSS)..............................................        89,480         (106,058)

   Interest Expense..................................................       (46,377)         (20,638)
   Interest Income...................................................        42,046           56,850
                                                                       --------------   --------------

NET INCOME (LOSS)....................................................  $     85,149          (69,846)
                                                                       ==============   ==============

   Earnings (Loss) Per Share.........................................  $        .03     $       (.02)
                                                                       ==============   ==============
   Weighted Average Shares Outstanding...............................     3,293,300        3,287,500
                                                                       ==============   ==============

     See accompanying notes which are an integral part of these statements.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31
                                                                       -----------------------------
                                                                           1997             1996
                                                                       ------------     ------------
OPERATING ACTIVITIES:
   Net income (loss).................................................  $     85,149     $    (69,846)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
       Depreciation and amortization.................................       232,798          133,368
       Deferred Rent.................................................        (1,000)          (1,000)
       Change in operating assets and liabilities:
         Accounts receivable.........................................       146,095          (86,206)
         Prepaid expenses and other..................................        26,947           (7,041)
         Accounts payable............................................      (108,760)         (19,628)
         Payable to (receivable from) New Horizon Enterprises, Inc...        27,478           15,366
         Other assets................................................         5,200          (35,568)
         Accrued expenses............................................       109,332          141,255
                                                                       ------------     ------------
           Net cash provided by operating activities.................       523,239           70,700
                                                                       ------------     ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment...............................       (99,589)        (251,056)
   Purchases of child care centers, net of notes payable.............            --         (472,886)
   Issuance of note receivable.......................................      (480,029)        (276,224)
   Payments received on note receivable..............................        27,180            7,190
                                                                       ------------     ------------
   Net cash used in investing activities.............................      (552,438)        (992,976)
                                                                       ------------     ------------

FINANCING ACTIVITIES:
   Payments on long-term obligations.................................      (554,074)         (15,549)
   Additional borrowings of long-term debt...........................       935,887               --
                                                                       ------------     ------------
     Net cash provided by (used in) financing activities.............       381,813          (15,549)
                                                                       ------------     ------------

     Net increase (decrease) in cash and cash equivalents............       352,614         (937,825)

CASH AND CASH EQUIVALENTS,
   beginning of period...............................................       150,232        3,865,018
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS,
   end of period.....................................................  $    502,846     $  2,927,193
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest........................................................  $     86,080     $     15,384
                                                                       ============     ============

     Taxes ..........................................................  $         --     $         --
                                                                       ============     ============

NON-CASH ITEMS:
   Purchase of child care centers with notes payable.................            --          719,895
                                                                       ============     ============
   Non-cash payments on notes receivable.............................        49,050               --
                                                                       ============     ============

     See accompanying notes which are an integral part of these statements.



                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations for the three months ended March 31, 1997 and 1996, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1996 and 1995, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     Earnings Per Share -- Weighted average shares include the dilutive effects of options.

2.   Acquisitions:

     During February and March 1996, New Horizon Child Care - Idaho, Inc. acquired six licensed child care centers in Boise, Idaho. The total purchase price was $1,192,781 (including costs associated with the acquisition). The purchase price for these six centers consisted of cash payments of $472,886 and notes payable to three of the sellers in the amounts of $335,000, $370,000 and $14,895. All of the transactions have been accounted for using the purchase method of accounting. The following unaudited pro-forma financial information for the three months ended March 31, 1996, give effect to the acquisitions as if they had occurred effective January 1, 1996.

                                                     Three Months
                                                        Ended
                                                   ----------------
                                                      March 31,
                                                   ----------------
                                                         1996

       Revenue                                     $   2,274,402
       Loss from operations                              (56,796)
       Net loss                                          (39,081)
       Loss per share                                       (.01)
       Weighted average shares outstanding             3,287,500

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

4.   Reclassifications

     Certain 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the first quarter 1997 presentation. Such reclassification had no effect on previously reported net loss or shareholders' equity.

5.   New Accounting Pronouncements

     During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earning per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 at the end of fiscal 1997 and anticipates it will not have a material impact on previously reported earnings per share.


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

     Grand Casino Coushatta               Kinder, LA             January 1995
     Boulder Station Hotel & Casino       Las Vegas, NV          November 1995
     Ameristar Casino Council Bluffs      Council Bluffs, IA     June 1996
     Grand Casino Tunica                  Robinsonville, MS      August 1996
     Mohegan Sun Casino                   Uncasville, CT         October 1996
     Soaring Eagle Casino and Hotel       Mt. Pleasant, MI       December 1996
     Station Casino Kansas City           Kansas City, MO        January 1997

     In the third quarter of 1995, New Horizon Child Care - Idaho, Inc. (NHCC - Idaho) acquired six existing child care centers in Boise, Idaho. In February 1996, NHCC - Idaho made an additional acquisition of the assets of A Child's Image, Inc. (one center) for $180,092, and in March 1996, purchased the assets of Educational Child Care Services, Inc. dba Teach-A-Tot Schools (two centers) for $480,324 and Cottage Schools, Inc. (three centers) for $532,365. The Company opened its thirteenth New Horizon location in August 1996 in a newly constructed facility.

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


Results of Operations

     Revenue for the three months ended March 31, 1997, increased 58% to $3,143,645 from $1,985,144 for the same period in 1996. This increase was due in part to the addition of seven New Horizon Child Care centers in Boise, Idaho, six of which were acquired in the first quarter of 1996, but were operated by the Company for less than the full quarter, and a seventh which was constructed and opened in the third quarter of 1996. These additional centers combined accounted for $358,227 additional revenue. The Company also opened five new Kids Quest centers since the first quarter of 1996, which accounted for $861,571 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $28,529, or 2%, to $1,406,329 for the three months ended March 31, 1997, from $1,434,858 for the same period in 1996. The Company attributes this decrease to decreased marketing efforts by many of the casino host properties. Revenues for the six New Horizon Child Care centers open during both periods decreased $32,769 or 8% to $394,562 for the three month period ended March 31, 1997, from $427,331 for the same period in 1996. This decrease is due primarily to declining enrollment at four of the six child care centers originally acquired by the Company in 1995. The Company wrote off all tangible and intangible assets related to these four centers in the fourth quarter of 1996.

     Costs and expenses for the three months ended March 31, 1997, increased $1,065,649, or 65%, to $2,701,678 from $1,636,029 for the same period in 1996.
This increase was due in part to the addition of the Idaho New Horizon Child Care centers, which accounted for $338,741 of the increase, and from the five new Kids Quest locations, which accounted for $739,982 of the increase. Included in costs and expenses for the period were $47,143 of pre-opening expenses due primarily to the opening of the Kansas City Kids Quest location. Costs and expenses from continuing operations decreased $13,074, or 1%, to $1,505,538 for the three month period ended March 31, 1997, from $1,518,612 for the same period in 1996. Pursuant to the terms of its contracts for the Tunica, Soaring Eagle and Council Bluffs locations, the Company is entitled to reimbursement on a monthly basis for all or a portion of any cumulative operating deficits in excess of profits on a calendar year basis. The Company is entitled to receive an aggregate of $53,570 under the terms of these agreements for the first quarter of 1997 and has recorded the same as a reduction in direct expenses.

     Selling, general and administrative expenses decreased $104,825, or 24%, to $327,844 for the three month period ended March 31, 1997, from $432,669 for the same period in 1996. The decrease was contributed to by a reduction in corporate legal expenses and development expenses of $111,756. Administrative salaries (excluding New Horizon Child Care - Idaho, Inc.) decreased $17,365, or 17%, to $86,095 in 1997 from $103,460 for the same period in 1996. In spite of the decrease in selling, general and administrative expenses, management expects such expenses to increase with the addition of and negotiation for new locations, but such expenses will decrease as a percentage of revenue with the continued expansion of the Company's business.

     Pursuant to the terms of many of its contracts with casino operators, the Company receives certain child care rate subsidies. The Company received $271,144 for the three month period ended March 31, 1997, and $357,430 for the same period in 1996, which amounts are reflected in total revenue. The majority of theses subsidies were from Grand Casinos, Inc. Due to a price increase to the public at the Grand Casino locations, such subsidies were reduced beginning in the third quarter of 1996. There can be no assurance that such subsidies will not be additionally modified or discontinued, or that the Company will obtain such subsidies in future Kids Quest arrangements with Grand Casinos or other casinos. The Company has executed agreements to develop Kids Quest centers that do not provide any subsidy payment from the related casinos.

     Interest expense for the three month period ended March 31, 1997, increased $25,739 to $46,377 from $20,638 for the same period in 1996. Of the $46,377 of interest expense incurred in 1997, $28,584 relates to acquisition indebtedness for Idaho New Horizon Child Care centers. The remainder relates to debt incurred for the expansion of Kids Quest centers.

     Net income for the three month period ended March 31, 1997, was $85,149 compared to a net loss $69,846 for the same period in 1996. Management attributes the improved operating results to the addition of five Kids Quest locations since the first quarter of 1996 as well as improved operating results for its New Horizon Child Care centers.


Liquidity and Capital Resources

     During the three months ended March 31, 1997, the Company generated $523,239 from operations, invested $99,589 in property and equipment, issued a note receivable to Station Casinos, Inc. for $480,029 relating to the Kansas City Kids Quest location, as well as received payment on notes receivable of $27,180. The Company borrowed $935,887 to fund expansion, as well as to pay off its bank line of credit of $514,509 and other principal payments of $39,565. During the same period in 1996, the Company generated $70,700 from operations, invested $251,056 in property and equipment and purchased child care centers (net of notes payable) for $472,886. The Company issued a note receivable for $276,224 and received payments of $7,190. Additionally the Company made payments on long-term obligations of $15,549.

         In addition to the borrowings the Company made during the first quarter of 1997, the Company has since closed on additional equipment financing of approximately $425,000. Based upon current commitments (including the anticipated opening of a Kids Quest at Bullwhackers and Silver Hawk casinos in Blackhawk, Colorado, this summer), the Company believes that its current cash funds from operations and the availability of credit facilities will be adequate to fund the Company's capital needs. If, however, the Company secures additional Kids Quest contracts or otherwise commits to acquire or develop additional child care centers, the Company will require additional financing. The Company currently has no commitments for such financing.


Private Securities Litigation Reform Act

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB (as well as information included in oral statements or other written statements made or to be made by the company) may contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management and third party contracts, domestic or global economic conditions, changes in federal or state laws or the administration or enforcement of such laws, litigation or claims, as well as all other risks and uncertainties described in the company's filings.


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


                                     NEW HORIZON KIDS QUEST, INC.



                                     By:      /s/ William M. Dunkley
                                        ----------------------------------
                                              William M. Dunkley
                                              Chief Executive Officer


                                     By:      /s/ Kevin M. Greer
                                        ----------------------------------
                                              Kevin M. Greer
                                              Chief Financial Officer


Date:  May 13, 1997