Form 10QSB
period 1997-06-30
NEW HORIZON KIDS QUEST INC
filed 1997-08-13
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________.

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

                              YES (X)       NO ( )

As of August 8, 1997, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX

                                                                         Page

PART I.           FINANCIAL INFORMATION                                     3


ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  June 30, 1997, and December 31, 1996                      3

         b)       Condensed Consolidated Statements of
                  Operations -- Three months and six months
                  ended June 30, 1997, and 1996                             5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Six months ended
                  June 30, 1997, and 1996                                   6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                                7


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                             9


PART II.          OTHER INFORMATION                                        12


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         12


Signatures                                                                 13

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 June 30,        December 31,
                                                                   1997             1996
                                                               -----------       -----------
                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ............................      $   841,789       $   150,232
   Accounts and notes receivable ........................          339,335           611,479
   Receivable from New Horizon Enterprises, Inc. ........             --               7,557
   Prepaid expenses and other current assets ............          130,908           164,530
   Current portion of notes receivable ..................          498,843           470,947
                                                               -----------       -----------
     Total current assets ...............................        1,810,875         1,404,745
                                                               -----------       -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds ........        5,739,912         4,768,307
   Less--Accumulated depreciation and amortization ......       (1,100,224)         (647,514)
                                                               -----------       -----------
     Total property and equipment .......................        4,639,688         4,120,793

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $122,287 and $81,027, respectively) ............        1,115,491         1,156,751
   Notes receivable, net of current portion .............        1,088,377           751,930
   Noncompete agreements (net of accumulated amortization
     of $7,857 and $5,579, respectively) ................           16,302            18,580
   Other ................................................          182,709           133,347
                                                               -----------       -----------
                                                               $ 8,853,442       $ 7,586,146
                                                               ===========       ===========

   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                June 30,        December 31,
                                                                  1997             1996
                                                              -----------       -----------
                                                              (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt ................      $   649,436       $   677,319
   Accounts payable ....................................          304,357           280,875
   Accrued expenses ....................................          552,333           481,641
   Payable to New Horizon Enterprises, Inc. ............            6,445              --
   Deferred rent .......................................           26,666            28,667
                                                              -----------       -----------
     Total current liabilities .........................        1,539,237         1,468,502

LONG-TERM DEBT, less current maturities ................        2,204,074         1,184,628

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding ......             --                --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding .......................................             --                --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding           32,933            32,933
   Additional paid-in capital ..........................        7,196,197         7,171,197
   Accumulated deficit .................................       (2,118,999)       (2,271,114)
                                                              -----------       -----------
     Total shareholders' equity ........................        5,110,131         4,933,016
                                                              -----------       -----------
                                                              $ 8,853,442       $ 7,586,146
                                                              ===========       ===========

   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                   Six Months Ended
                                                       June 30                             June 30
                                            -----------------------------       -----------------------------
                                                1997             1996              1997              1996
                                            -----------       -----------       -----------       -----------
REVENUE ..............................      $ 3,348,092       $ 2,545,133       $ 6,491,737       $ 4,530,277

COSTS AND EXPENSES:
   Direct Expenses ...................        2,555,563         2,045,461         5,001,943         3,570,626
   Depreciation and Amortization .....          237,061           127,383           445,216           238,247
   Pre-Opening Expenses ..............          123,917            86,279           171,060            86,279
                                            -----------       -----------       -----------       -----------
     Total Costs and Expenses ........        2,916,541         2,259,123         5,618,219         3,895,152
                                            -----------       -----------       -----------       -----------

CENTER OPERATING INCOME ..............          431,551           286,010           873,518           635,125

   Selling, General and Administrative          311,032           298,234           638,876           730,903
   Goodwill Amortization .............           24,643            35,504            49,286            58,008
                                            -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS) ..............           95,876           (47,728)          185,356          (153,786)

   Interest Expense ..................          (71,265)          (30,486)         (117,642)          (51,124)
   Interest Income ...................           42,355            46,024            84,401           102,874
                                            -----------       -----------       -----------       -----------

NET INCOME (LOSS) ....................      $    66,966       $   (32,190)      $   152,115       $  (102,036)
                                            ===========       ===========       ===========       ===========

   Earnings (Loss) Per Share .........      $       .02       $      (.01)      $       .05       $      (.03)
                                            ===========       ===========       ===========       ===========
   Weighted Average Shares Outstanding        3,322,930         3,287,658         3,308,115         3,287,579
                                            ===========       ===========       ===========       ===========

     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                    June 30
                                                                         -----------------------------
                                                                             1997              1996
                                                                         -----------       -----------
OPERATING ACTIVITIES:
   Net income (loss) ..............................................      $   152,115       $  (102,036)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities--
       Depreciation and amortization ..............................          494,502           295,081
       Deferred Rent ..............................................           (2,001)           (2,000)
       Change in operating assets and liabilities:
         Accounts receivable ......................................          272,144           (22,343)
         Prepaid expenses and other ...............................           33,622           (13,707)
         Accounts payable .........................................           23,482            71,393
         Payable to (receivable from) New Horizon Enterprises, Inc.           14,002            39,468
         Other assets .............................................          (22,616)          (69,291)
         Accrued expenses .........................................           70,692            40,468
                                                                         -----------       -----------
           Net cash provided by operating activities ..............        1,035,942           237,033
                                                                         -----------       -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment ............................         (971,605)       (1,108,084)
   Purchases of child care centers, net of notes payable ..........             --            (472,886)
   Issuance of note receivable ....................................         (500,492)         (276,224)
   Payments received on note receivable ...........................          136,149            18,901
                                                                         -----------       -----------
   Net cash used in investing activities ..........................       (1,335,948)       (1,838,293)
                                                                         -----------       -----------

FINANCING ACTIVITIES:
   Payments on long-term obligations ..............................         (744,011)          (44,390)
   Additional borrowings of long-term debt ........................        1,735,574              --
   Proceeds from Issuance of Stock ................................             --               2,000
                                                                         -----------       -----------
     Net cash provided by (used in) financing activities ..........          991,563           (42,390)
                                                                         -----------       -----------

     Net increase (decrease) in cash and cash equivalents .........          691,557        (1,643,650)

CASH AND CASH EQUIVALENTS, beginning of period ....................          150,232         3,865,018
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, end of period ..........................      $   841,789       $ 2,221,368
                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest .....................................................      $   113,388       $    40,871
                                                                         ===========       ===========

     Taxes ........................................................      $      --         $      --
                                                                         ===========       ===========

NON-CASH ITEMS:
   Purchase of child care centers with notes payable ..............             --             719,895
                                                                         ===========       ===========
   Non-cash payments on notes receivable ..........................           49,050              --
                                                                         ===========       ===========

     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results may not be indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the six months ended June 30, 1997 and 1996, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1996 and 1995, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     Earnings Per Share -- Weighted average shares include the dilutive effects of options.

2.   Acquisitions:

     During February and March 1996, New Horizon Child Care - Idaho, Inc. acquired six licensed child care centers in Boise, Idaho. The total purchase price was $1,192,781 (including costs associated with the acquisition). The purchase price for these six centers consisted of cash payments of $472,886 and notes payable to three of the sellers in the amounts of $335,000, $370,000 and $14,895. All of the transactions have been accounted for using the purchase method of accounting. The following unaudited pro-forma financial information for the six months ended June 30, 1996, give effect to the acquisitions as if they had occurred effective January 1, 1996.

                                                   Six Months Ended
                                                       June 30,
                                                         1996
                                                   ----------------

       Revenue                                     $   4,819,535
       Loss from operations                             (185,825)
       Net loss                                         (143,610)
       Loss per share                                       (.04)
       Weighted average shares outstanding             3,287,579

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company currently operates sixteen Kids Quest centers providing hourly child care and thirteen New Horizon Child Care centers providing traditional child care services. The first Kids Quest center opened in May 1992 in Grand Casino Hinckley. Since that time, the Company has opened six additional Kids Quests at Grand Casino locations in Minnesota, Mississippi and Louisiana. Kids Quest opened its shopping mall location in the Eden Prairie Center in Eden Prairie, Minnesota, in March 1994. In addition, since the beginning of 1995, the Company has opened Kids Quest centers at the following locations:

    Grand Casino Coushatta                    Kinder, LA           January 1995
    Boulder Station Hotel & Casino            Las Vegas, NV        November 1995
    Ameristar Casino Council Bluffs           Council Bluffs, IA   June 1996
    Grand Casino Tunica                       Robinsonville, MS    August 1996
    Mohegan Sun Casino                        Uncasville, CT       October 1996
    Soaring Eagle Casino and Hotel            Mt. Pleasant, MI     December 1996
    Station Casino Kansas City                Kansas City, MO      January 1997
    Sunset Station                            Las Vegas, NV        June 1997
    Treasure Island Resort and Casino
      (dba New Horizon Hourly Care)           Red Wing, MN         June 1997
    Bullwhackers Casino/Silver Hawk Casino    Black Hawk, CO       June 1997

     During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company opened its thirteenth New Horizon location in August 1996 in a newly constructed facility.

     The Company expanded its product line by opening a supervised video entertainment center in conjunction with its Kids Quest location at the Mohegan Sun Casino. The Company has since added supervised video entertainment centers at its Bullwhackers, Soaring Eagle and Treasure Island locations. With the opening of the Tunica, Mississippi, Kids Quest location, the Company introduced a retail area which features developmentally-appropriate educational products and Kids Quest logo merchandise. The Company has since added similar retail areas at its Eden Prairie and Kansas City locations. The Company plans to continue to seek opportunities for additional retail and supervised video entertainment center locations.

     The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.


Results of Operations

     Revenue for the three months ended June 30, 1997, increased $802,959, or 32%, to $3,348,092, from $2,545,133 for the same period in 1996. The increase in revenue was due primarily to the eight Kids Quest locations which have opened since the first quarter of 1996, which accounted for $990,531 of additional revenues. Also, the addition of a new Idaho New Horizon Child Care center accounted for $94,487 of additional revenues. Revenue for the eight existing Kids Quest locations open during both periods decreased $198,864, or 12%. The majority of the decrease is attributable to a decrease in marketing by the host properties between periods. Revenue for the twelve existing Idaho New Horizon Child Care centers, which were open during both periods, was down $83,195, or 10%. The Company attributes this decrease to initial decreases in enrollment due to the Company's restructuring and repricing at the six centers acquired in 1996.

     Revenue for the six month period ended June 30, 1997, increased $1,961,460, or 43%, to $6,491,737 in 1997 compared to $4,530,277 for the same period in 1996. This increase is due primarily to the addition of eight Kids Quest locations since the beginning of 1996, which accounted for $1,880,776 of the increase, and revenue from the seven New Horizon Child Care centers which were acquired or built in 1996, which accounted for an additional $382,866 of the increase. Existing Kids Quest centers' revenue decreased $256,065, or 13%, between periods primarily from Grand Casino locations. Revenue from the six existing Idaho New Horizon Child Care centers decreased $46,117, or 6%, between periods.

     Costs and expenses for the three months ended June 30, 1997, increased $657,418, or 29%, to $2,916,541 in 1997 from $2,259,123 for the same period in
1996. The Company attributes the increase to the increase in the number of Kids Quest and New Horizon Child Care centers operating between the two periods. As a percentage of revenue, costs and expenses decreased to 87% in 1997 from 89% in 1996. Direct expenses before pre-opening costs and depreciation and amortization decreased to 76% in 1997 from 80% for the same period in 1996.

     Costs and expenses for the six months ended June 30, 1997, increased $1,723,067, or 44%, to $5,618,219 in 1997 from $3,895,152 for the same period in
1996. As a percentage of revenue, direct expenses increased to 87% in 1997 from 86% in 1996. However, direct expenses before pre-opening costs and depreciation and amortization decreased to 77% in 1997 from 79% for the same period in 1996.

     Selling, general and administrative (SG&A) expenses increased $12,798, or 4%, to $311,032 for the three month period ended June 30, 1997, from $298,234 for the same period in 1996. As a percent of revenue, SG&A expenses decreased to 9% of revenue for the three month period in 1997 versus 12% for the same period in 1996. Administrative salaries (excluding New Horizon Child Care - Idaho, Inc.) decreased $24,817, or 22%, to $86,987 for the three month period in 1997 versus $111,804 for the same period in 1996. The Company expects SG&A expenses to increase with the addition of and negotiation for new locations, but such expenses will continue decrease as a percentage of revenue with the continued expansion of the Company's business.

     SG&A expenses decreased $92,027, or 13%, for the six month period ended June 30, 1997, to $638,876 from $730,903 for the same period in 1996.
Administrative salaries (excluding New Horizon Child Care - Idaho, Inc.) decreased $42,182, or 20%, to $173,082 in 1997 from $215,264 for the same period in 1996.

     Pursuant to the terms of many of its contracts with casino operators, the Company receives certain child care rate subsidies. The Company received $284,317 for the three month period ended June 30, 1997, versus $388,411 for the same period in 1996, which amounts are reflected in total revenue. For the six month period ended June 30, 1997, the Company received $555,461 versus $745,841 for the same period in 1996. The majority of theses subsidies were from Grand Casinos, Inc. Due to a price increase to the public at the Grand Casino locations, such subsidies were reduced beginning in the third quarter of 1996. There can be no assurance that such subsidies will not be additionally modified or discontinued, or that the Company will obtain such subsidies in future Kids Quest arrangements with Grand Casinos or other casinos. The Company has executed agreements to develop Kids Quest centers that do not provide any subsidy payment from the related casinos.

     Interest expense for the three month period ended June 30, 1997, increased $40,779, or 134%, to $71,265 from $30,486 for the same period in 1996. Of the
$71,265 of interest expense incurred in 1997, $27,917 relates to acquisition indebtedness for Idaho New Horizon Child Care centers. The remainder relates to debt incurred for the expansion of Kids Quest centers.

     Interest expense for the six month period ended June 30, 1997, increased $66,518, or 130%, to $117,642 from $51,124 for the same period in 1996. $56,501 of the 1997 interest was acquisition indebtedness for Idaho New Horizon Child Care centers with the remainder incurred for the expansion of Kids Quest centers.

     Net income for the three month period ended June 30, 1997, was $66,966 compared to a net loss $32,190 for the same period in 1996. Net income for the six month period ended June 30, 1997, was $152,115, compared to a loss of $102,036 for the same period in 1996. Management attributes the improved operating results to the addition of eight Kids Quest locations since the first quarter of 1996 as well as improved operating results for its New Horizon Child Care centers.

Liquidity and Capital Resources

     During the six months ended June 30, 1997, the Company generated $1,035,942 from operations, invested $971,605 in property and equipment, issued a note receivable to Station Casinos, Inc. for $500,492 relating to the Kansas City Kids Quest location, as well as received payment on notes receivable of $136,149. The Company borrowed $1,735,574 to fund expansion, as well as to pay off its bank line of credit of $514,509 and other principal payments of $229,502. During the same period in 1996, the Company generated $237,033 from operations, invested $1,108,084 for the purchase of property and equipment and purchased child care centers (net of notes payable) for $472,886. The Company issued a note receivable for $276,224 and received payments of $18,901. Additionally, in 1996, the Company made payments on long-term obligations of $44,390 and received $2,000 from the issuance of stock.

     Based upon current commitments, the Company believes that its current cash, funds from operations and the availability of credit facilities will be adequate to fund the Company's capital needs through the end of 1997. If, however, the Company secures additional Kids Quest contracts or otherwise commits to acquire or develop additional child care centers, the Company will require additional financing. The Company currently has no commitments for such financing.


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

                          PART II. - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The following matters were submitted to a vote of security holders at the Company's annual meeting held on June 5, 1997.

     1. The election of five directors to serve for the ensuing year and until their successors shall be qualified and duly elected.

         DIRECTOR                 FOR                WITHHOLD         BROKER
         NOMINEE NAME             NOMINEE            AUTHORITY        NON-VOTES
         ------------             -------            ---------        ---------

         William M. Dunkley       3,054,785            8,000              0
         Susan K. Dunkley         3,054,785            8,000              0
         Jay L. Bennett           3,054,785            8,000              0
         Lyle Berman              3,054,285            8,000              0
         Stanley M. Taube         3,054,785            8,000              0

     2. Proposal to approve an amendment to the New Horizon Kids Quest, Inc. 1994 Long-Term Incentive and Stock Option Plan to increase the number of shares of Common Stock reserved for issuance pursuant to the plan to 750,000 shares.

          2,169,470         Votes for the proposal
             99,009         Votes against the proposal
              8,450         Votes abstained on the proposal
            785,856         Broker non-votes


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the 7registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEW HORIZON KIDS QUEST, INC.



                                By:  /s/ William M. Dunkley
                                     --------------------------------------
                                     William M. Dunkley
                                     Chief Executive Officer


                                By:  /s/ Kevin M. Greer
                                     --------------------------------------
                                     Kevin M. Greer
                                     Chief Financial Officer


Date:  August 13, 1997