Form 10QSB
period 1997-09-30
NEW HORIZON KIDS QUEST INC
filed 1997-11-13
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.

                           Commission File No. 0-27780

                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                                41-1719363
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  13705 First Avenue North, Plymouth, MN 55441
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (612) 557-1111

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES (X)                NO (  )

As of November 12, 1997, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX
                                      -----

                                                                        Page
                                                                        ----

PART I.           FINANCIAL INFORMATION                                    3

ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  September 30, 1997, and December 31, 1996                3

         b)       Condensed Consolidated Statements of
                  Operations -- Three months and nine months
                  ended September 30, 1997, and 1996                       5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Nine months ended
                  September 30, 1997, and 1996                             6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                               7

ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            9

PART II.          OTHER INFORMATION                                       12

ITEM 1.           LEGAL PROCEEDINGS                                       12

Signatures                                                                13

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  September 30,         December 31,
                                                                     1997                  1996
                                                                  -----------          -----------
                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ............................         $   784,168          $   150,232
   Accounts and notes receivable ........................             481,919              611,479
   Receivable from New Horizon Enterprises, Inc. ........                --                  7,557
   Prepaid expenses and other current assets ............             212,681              164,530
   Current portion of notes receivable ..................             341,378              470,947
                                                                  -----------          -----------
     Total current assets ...............................           1,820,146            1,404,745
                                                                  -----------          -----------
PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds ........           6,359,231            4,768,307
   Less--Accumulated depreciation and amortization ......          (1,394,554)            (647,514)
                                                                  -----------          -----------
     Total property and equipment .......................           4,964,677            4,120,793

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $142,917 and $81,027, respectively) ............           1,094,861            1,156,751
   Notes receivable, net of current portion .............           1,107,156              751,930
   Noncompete agreements (net of accumulated amortization
     of $8,996 and $5,579, respectively) ................              15,163               18,580
   Other ................................................             176,299              133,347
                                                                  -----------          -----------
                                                                  $ 9,178,302          $ 7,586,146
                                                                  ===========          ===========


      See accompanying notes which are an integral part of balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 September 30,        December 31,
                                                                     1997                 1996
                                                                 -----------          -----------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt ................         $   650,324          $   677,319
   Accounts payable ....................................             297,591              280,875
   Accrued expenses ....................................             599,994              481,641
   Payable to New Horizon Enterprises, Inc. ............               1,435                 --
   Deferred rent .......................................              25,666               28,667
                                                                 -----------          -----------
     Total current liabilities .........................           1,575,010            1,468,502

LONG-TERM DEBT, less current maturities ................           2,642,741            1,184,628

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding ......                --                   --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding .......................................                --                   --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding              32,933               32,933
   Additional paid-in capital ..........................           7,196,197            7,171,197
   Accumulated deficit .................................          (2,268,579)          (2,271,114)
                                                                 -----------          -----------
     Total shareholders' equity ........................           4,960,551            4,933,016
                                                                 -----------          -----------
                                                                 $ 9,178,302          $ 7,586,146
                                                                 ===========          ===========

      See accompanying notes which are an integral part of balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30                         September 30
                                               ---------------------------------    ---------------------------------
                                                   1997               1996              1997               1996
                                               --------------     --------------    --------------     --------------
REVENUE....................................    $   4,001,377      $   2,716,752     $  10,493,113      $   7,247,028

COSTS AND EXPENSES:
   Direct Expenses.........................        3,375,680          2,059,378         8,377,623          5,631,462
   Depreciation and Amortization...........          286,923            158,902           732,139            395,690
   Pre-Opening Expenses....................           42,471            111,559           213,531            197,838
                                               --------------     --------------    --------------     --------------
     Total Costs and Expenses..............        3,705,074          2,329,839         9,323,293          6,224,990
                                               --------------     --------------    --------------     --------------

CENTER OPERATING INCOME....................          296,303            386,913         1,169,820          1,022,038

   Selling, General and Administrative.....          366,990            332,184         1,005,866          1,063,825
   Goodwill Amortization...................           28,543             34,889            77,829             92,158
                                               --------------     --------------    --------------     --------------

OPERATING INCOME (LOSS)....................          (99,230)            19,840            86,125           (133,945)

   Interest Expense........................          (84,429)           (29,846)         (202,071)           (80,971)
   Interest Income.........................           34,080             44,047           118,481            146,921
                                               --------------     --------------    --------------     --------------

NET INCOME (LOSS)..........................    $    (149,579)     $      34,041     $       2,535      $     (67,995)
                                               ==============     ==============    ==============     ==============

   Earnings (Loss) Per Share...............    $        (.05)     $         .01     $         .00      $        (.02)
                                               ==============     ==============    ==============     ==============
   Weighted Average Shares Outstanding.....        3,293,300          3,409,648         3,303,177          3,288,009
                                               ==============     ==============    ==============     ==============


        See accompanying notes which are an integral part of statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                            --------------------------------
                                                                                1997                 1996
                                                                            -----------          -----------
OPERATING ACTIVITIES:
   Net income (loss) ..............................................         $     2,535          $   (67,995)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
       Depreciation and amortization ..............................             809,968              490,833
       Deferred Rent ..............................................              (3,001)              (3,000)
       Change in operating assets and liabilities:
         Accounts receivable ......................................             129,560             (204,697)
         Prepaid expenses and other ...............................             (48,151)             (46,541)
         Accounts payable .........................................              16,716               32,679
         Payable to (receivable from) New Horizon Enterprises, Inc.               8,992               49,453
         Other assets .............................................             (40,573)             (64,663)
         Accrued expenses .........................................             143,353              207,825
                                                                            -----------          -----------
           Net cash provided by operating activities ..............           1,019,399              393,894
                                                                            -----------          -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment ............................          (1,590,924)          (2,272,601)
   Purchases of child care centers, net of notes payable ..........                --               (472,886)
   Issuance of note receivable ....................................            (945,600)            (276,224)
   Payments received on note receivable ...........................             719,943               25,780
                                                                            -----------          -----------
   Net cash used in investing activities ..........................          (1,816,581)          (2,995,931)
                                                                            -----------          -----------
FINANCING ACTIVITIES:
   Payments on long-term obligations ..............................            (922,546)             (74,031)
   Additional borrowings of long-term debt ........................           2,353,664                4,000
                                                                            -----------          -----------
     Net cash provided by (used in) financing activities ..........           1,431,118              (70,031)
                                                                            -----------          -----------

     Net increase (decrease) in cash and cash equivalents .........             633,936           (2,672,068)

CASH AND CASH EQUIVALENTS, beginning of period ....................             150,232            3,865,018
                                                                            -----------          -----------

CASH AND CASH EQUIVALENTS, end of period ..........................         $   784,168          $ 1,192,950
                                                                            ===========          ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest .....................................................         $   192,698          $    70,717
                                                                            ===========          ===========

     Taxes ........................................................         $      --            $      --
                                                                            ===========          ===========
NON-CASH ITEMS:
   Purchase of child care centers with notes payable ..............                --                719,895
                                                                            ===========          ===========
   Non-cash payments on notes receivable ..........................              95,398                 --
                                                                            ===========          ===========


        See accompanying notes which are an integral part of statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results may not be indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the nine months ended September 30, 1997 and 1996, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1996 and 1995, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     Earnings Per Share -- Weighted average shares include the dilutive effects of options.

2.   Acquisitions:

     During February and March 1996, New Horizon Child Care - Idaho, Inc. acquired six licensed child care centers in Boise, Idaho. The total purchase price was $1,192,781 (including costs associated with the acquisition). The purchase price for these six centers consisted of cash payments of $472,886 and notes payable to three of the sellers in the amounts of $335,000, $370,000 and $14,895. All of the transactions have been accounted for using the purchase method of accounting. The following unaudited pro-forma financial information for the nine months ended September 30, 1996, give effect to the acquisitions as if they had occurred effective January 1, 1996.

                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                                    1996
                                                               --------------
       Revenue                                                 $   7,536,286
       Loss from operations                                          (93,646)
       Net loss                                                      (37,230)
       Loss per share                                                   (.01)
       Weighted average shares outstanding                         3,288,009


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

4.   Reclassifications

     Certain 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1997 presentation. Such reclassification had no effect on previously reported net loss or shareholders' equity.

5.   New Accounting Pronouncements

     During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 at the end of fiscal 1997 and anticipates that it will not have a material impact on previously reported earnings per share.

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

     The Company expanded its product line by opening a supervised video entertainment center in conjunction with its Kids Quest location at the Mohegan Sun Casino. The Company has since added supervised video entertainment centers at its Bullwhackers, Soaring Eagle and Treasure Island locations. With the opening of the Tunica, Mississippi, Kids Quest location, the Company introduced a retail area which features developmentally-appropriate educational products and Kids Quest logo merchandise. The Company has since added similar retail areas at its Eden Prairie and Kansas City locations. In August 1997, the Company opened an employee child care center in connection with its hourly child care location at Treasure Island Resort and Casino. The Company plans to continue to seek opportunities for additional employee child care, retail and supervised video entertainment center locations.

     The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.

Results of Operations

     Revenue for the three months ended September 30, 1997, increased $1,284,625, or 47%, to $4,001,377, from $2,716,752 for the same period in 1996.
The increase in revenue was due primarily to the seven Kids Quest locations that have opened since the second quarter of 1996, which accounted for $1,478,674 of additional revenues. Also, the addition of a new Idaho New Horizon Child Care center accounted for $94,741 of additional revenues. Revenues for the nine existing Kids Quest locations open during both periods decreased $225,386, or 12%. Of this decrease, $90,937 relates to decrease in revenue at the Company's Boulder Station location as a result of Kids Quest opening at Sunset Station located within five miles. However, Sunset Station generated $267,063 of revenues for the period. Therefore, the combined revenue of Boulder Station and Sunset Station for the period represents a 46% increase over the revenue generated at the Boulder Station location alone in 1996. The remaining decrease is attributable to a combination of a decrease in marketing by its host properties between periods and new competition for the Company's Mississippi and Louisiana operations. Revenue for the twelve existing Idaho New Horizon Child Care centers, which were open during both periods, was down $63,405, or 8%. The Company attributes this decrease to initial decreases in enrollment due to the Company's restructuring and repricing at the six centers acquired in 1996, as well as a larger than expected drop in summer enrollment.

     Revenue for the nine month period ended September 30, 1997, increased $3,246,085, or 45%, to $10,493,113 in 1997 compared to $7,247,028 for the same period in 1996. This increase is due primarily to the addition of eight new Kids Quest locations since the beginning of 1996, which accounted for $3,376,981 of additional revenues. Revenue from the seven New Horizon Child Care centers which were acquired or built in 1996 accounted for an additional $414,564 of additional revenues. Existing Kids Quest center revenues decreased $498,980, or 10%, between periods primarily at Grand Casino locations. Revenue for the six existing Idaho New Horizon Child Care centers decreased $46,478, or 4%, between periods.

     Costs and expenses for the three months ended September 30, 1997, increased $1,375,235, or 59%, to $3,705,074 in 1997 from $2,329,839 for the same period in
1996. The Company attributes the increase to the increase in the number of Kids Quest and New Horizon Child Care centers operating between the two periods. As a percentage of revenue, costs and expenses increased to 93% in 1997 from 86% in 1996. Costs and expenses before pre-opening costs and depreciation and amortization increased to 84% in 1997 from 76% for the same period in 1996. The Company attributes the increases in costs and expenses in relation to revenue in part to the decreases in revenues at existing centers, as well as costs and expenses at new locations which traditionally have higher expenses relative to revenue in their startup periods.

     Costs and expenses for the nine months ended September 30, 1997, increased $3,098,303, or 50%, to $9,323,293 in 1997 versus $6,224,990 for the same period in 1996. As a percentage of revenue, costs and expenses increased to 89% in 1997 from 86% in 1996. Costs and expenses before pre-opening costs and depreciation and amortization increased to 80% in 1997 from 78% for the same period in 1996.

     Selling, general and administrative expenses (SG&A) increased $34,806, or 10%, to $366,990 for the three month period ended September 30, 1997, from $332,184 for the same period in 1996. As a percent of revenue, SG&A expenses decreased to 9% of revenue for the three month period in 1997 versus 12% for the same period in 1996. Administrative salaries remained flat at $149,495 for the current quarter down from $149,967 for the same period in 1996. Management expects SG&A expenses to increase with the addition of and negotiation for new locations, but such expenses will continue to decrease as a percentage of revenue with the continued expansion of the Company's business.

     SG&A expenses decreased $57,959 for the nine month period ended September 30, 1997, to $1,005,866 from $1,063,825 for the same period in 1996.
Administrative salaries decreased $34,146, or 8%, for the nine month period ended September 30, 1997, to $387,121 from $421,267 for the same period in 1996. Although the Company showed a decrease in SG&A expenses and administrative salaries for the nine month period, the Company expects SG&A to increase with the addition of and negotiation for new locations, but such expenses will continue to decrease as a percentage of revenue with the continued expansion of the Company's business.

     Pursuant to the terms of many of its contracts with casino operators, the Company receives certain child care rate subsidies. The Company received $318,732 for the three month period ended September 30, 1997, versus $357,913 for the same period in 1996, which amounts are reflected in total revenue. For the nine month period ended September 30, 1997, the Company received $875,347 versus $1,113,754 for the same period in 1996. The majority of theses subsidies were from Grand Casinos, Inc. Due to a price increase to the public at the Grand Casino locations, such subsidies were reduced beginning in the third quarter of 1996. There can be no assurance that such subsidies will not be additionally modified or discontinued, or that the Company will obtain such subsidies in future Kids Quest arrangements with Grand Casinos or other casinos. The Company has executed agreements to develop Kids Quest centers that do not provide any subsidy payment from the related casinos.

     Interest expense for the three month period ended September 30, 1997, increased $54,583, or 183%, to $84,429 from $29,846 for the same period in 1996. Of the $84,429 of interest expense incurred in the current quarter, $26,380 relates to acquisition indebtedness for Idaho New Horizon Child Care centers. The remainder relates to debt incurred for the expansion of Kids Quest centers.

     Interest expense for the nine month period ended September 30, 1997, increased $121,100 to $202,071 from $80,971 for the same period in 1996. $82,881 of the 1997 interest was acquisition indebtedness for the Idaho New Horizon Child Care centers with the remainder incurred for the expansion of Kids Quest centers.

     Net loss for the three month period ended September 30, 1997, was $149,579 compared to net income $34,041 for the same period in 1996. Net income for the nine month period ended September 30, 1997, was $2,535, compared to a loss of $67,995 for the same period in 1996. The Company attributes the loss for the quarter to a larger than anticipated decline in summer enrollment at New Horizon Child Care centers in Idaho, which resulted in a loss of $166,772. In addition, the initial results from its combination Kids Quest and supervised video entertainment facility located in Black Hawk, Colorado, and its Treasure Island Resort and Casino combination hourly care, supervised video entertainment and traditional child care facility, have been below expectations with losses including pre-opening expenses totaling $121,776.

Liquidity and Capital Resources

     During the nine months ended September 30, 1997, the Company generated $1,019,399 from operations, invested $1,590,924 in property and equipment, issued a notes receivable to Station Casinos, Inc. for $491,650 and $453,950 relating to the Kansas City and Sunset Station Kids Quest location, respectively, as well as received payments on notes receivable of $719,943. The Company borrowed $2,353,664 to fund expansion, as well as to pay off its bank line of credit of $514,509 and other principal payments of $408,037. During the same period in 1996, the Company generated $393,894 from operations and used $2,745,487 for the purchase of property and equipment and assets of six existing child care centers in Boise, Idaho. In addition, the Company loaned $276,224 to a third party to finance the purchase of a building in Idaho which is being leased back to the Company.

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

                          PART II. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     During 1996 and early 1997, Atrox Systems, Inc. d/b/a Tenderfun Soft Playgrounds ("Tenderfun") supplied five large indoor play structures to Kids Quest for five new Kids Quest facilities opened during 1996 and 1997, as well as one outdoor play structure for a New Horizon Child Care facility opened in Boise, Idaho, in 1996. Kids Quest experienced problems with each of the play structures provided by Tenderfun, including installation delays and defects. In connection with a $40,000 loan from Kids Quest to Tenderfun in June 1996, F. William Boedeker and Laura M. Boedeker entered into separate personal guaranties unconditionally guaranteeing not only the $40,000 loan, but also any and all indebtedness, obligations and liabilities arising out of the contracts and commitments between Tenderfun and Kids Quest. William M. Boedeker was an officer and principal shareholder of Tenderfun, and Laura M. Boedeker is his wife.

     In December 1996, Tenderfun filed for reorganization protection under Chapter 11 of the U.S. Bankruptcy Code in the State of Texas, and the case was subsequently converted to a Chapter 7 liquidation. The assets of Tenderfun are now in the process of being liquidated. With respect to its $40,000 loan, Kids Quest has a priority, secured position, and it is likely that the loan and associated costs, disbursements and attorney fees will be paid from the bankruptcy estate. Due to the unanticipated problems with the various play structures provided by Tenderfun, on March 24, 1997, the Company commenced an action against F. William Boedeker and Laura M. Boedeker in Hennepin County District Court, State of Minnesota, based upon the personal guaranties and seeking damages in excess of $50,000. On September 15, 1997, the Company obtained a default judgment against the Boedekers for in excess of $918,000, of which approximately $852,000 represents rescission damages based upon the amount paid by the Company for the play structures. The Company is in the process of locating assets and attempting to collect on its judgment. While the Company has incurred minor remedial costs to date, additional costs will be incurred. The Company has also filed a proof of claim seeking in excess of $50,000 against Tenderfun's estate.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEW HORIZON KIDS QUEST, INC.



                                            By:      /s/ William M. Dunkley
                                                     ---------------------------
                                                     William M. Dunkley
                                                     Chief Executive Officer

                                            By:      /s/ Kevin M. Greer
                                                     ---------------------------
                                                     Kevin M. Greer
                                                     Chief Financial Officer

Date:  November 13, 1997