Form 10KSB40
period 1997-12-31
NEW HORIZON KIDS QUEST INC
filed 1998-03-31
CIK 1001579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
(X) Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       Or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $13,856,238.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock as quoted on the Nasdaq SmallCap Market on March 25, 1998, was approximately $3,225,450.

         As of March 20, 1998, there were 3,293,300 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the documents listed below have been incorporated by reference into this Form 10-KSB.

         Document Incorporated                               Part of Form 10-KSB
         ---------------------                               -------------------
Proxy Statement for 1998 Annual Meeting of Shareholders            Part III

                                FORM 10-KSB INDEX

                                                                            Page

PART I.  ....................................................................  1
         Item 1.      DESCRIPTION OF BUSINESS................................  1
         Item 2.      DESCRIPTION OF PROPERTY................................  8
         Item 3.      LEGAL PROCEEDINGS......................................  9
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....  9

PART II. .................................................................... 10
         Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................... 10
         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS................... 11
         Item 7.      FINANCIAL STATEMENTS................................... 15
         Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................... 30

PART III..................................................................... 30
         Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                      SECURITIES EXCHANGE ACT OF 1934........................ 30
         Item 10.     EXECUTIVE COMPENSATION................................. 31
         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT............................................. 31
         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 31
         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K....................... 31


"NEW HORIZON KIDS QUEST," "KID QUEST" AND "GRAND CASINO KIDS QUEST" ARE SERVICE MARKS OF NEW HORIZON KIDS QUEST, INC. "NEW HORIZON" IS A SERVICE MARK OF NEW HORIZON ENTERPRISES, INC. THIS DOCUMENT MAY CONTAIN TRADEMARKS OF OTHER COMPANIES.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         New Horizon Kids Quest, Inc. (the "Company") develops, owns and operates supervised children's entertainment facilities under the name Kids Quest and premium traditional child care centers under the name New Horizon Child Care. The Company currently operates 16 Kids Quest and 14 New Horizon Child Care centers. The Company intends to expand its operations through the development of additional Kids Quest centers and the acquisition or development of additional New Horizon Child Care centers.

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

         Fifteen of the Company's Kids Quest centers are operated in conjunction with casinos, including seven casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. With the opening of its Sunset Station Kids Quest in 1997, the Company now operates three centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in four additional Station Casinos, Inc. properties, including Texas Station in Las Vegas, Nevada and Station Casino St. Charles in St. Charles, Missouri. The Kids Quest center opened at the Mohegan Sun Casino in October 1996 included the Company's first supervised arcade. Four of the Company's Kids Quest centers now include supervised arcades featuring non-violent video entertainment. One of the Company's Kids Quest centers operates in an enclosed shopping mall in suburban Minneapolis, Minnesota. The Company's seventeenth Kids Quest location will open this year in Knott's Camp Snoopy at the Mall of America. Knott's Camp Snoopy is the largest indoor theme park in the United States, and the Mall of America is the largest fully enclosed retail and family entertainment complex in the United States.

         The Company also operates 13 premium, traditional child care centers in the Boise, Idaho area under the New Horizon Child Care name, and offers traditional child care services as well as hourly care at its Treasure Island location in Red Wing, Minnesota. In 1995, the Company targeted Boise and the surrounding metropolitan area for immediate expansion primarily due to the recent growth and development in that region. The Company acquired twelve established centers between September 1995 and March 1996, and opened its thirteenth center in August 1996 in a newly constructed facility. The Company is a licensee of the service mark "New Horizon" pursuant to a licensing agreement entered into with New Horizon Enterprises, Inc. ("New Horizon Enterprises"). Three of the Company's principal shareholders are the principal shareholders and executive officers of New Horizon Enterprises. New Horizon Enterprises and its affiliates have owned and operated child care centers since 1971 and currently operate 47 licensed child care centers in Minnesota under the names New Horizon Child Care, Kinderberry Hill Child Development and Building Block Child Care. The Company does not have any ownership interest in these Minnesota centers. Under the licensing agreement, New Horizon Enterprises has granted the Company the exclusive right to develop future New Horizon Child Care and Kinderberry Hill centers outside of Minnesota.

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

         The Company currently operates 16 Kids Quest centers generally ranging in size from 6,000 to 22,000 square feet. Each center features a specially designed, padded floor-to-ceiling climbing maze and play structure consisting of up to 35 activities, including tunnels, slides, ball baths, ramps, stairs, climbing nets, periscopes, air hops, bumper bags, talking tubes and other activities allowing children to crawl, climb, bounce, hop, tumble and slide in the safety of a secure environment.

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

         Kids Quest centers charge fees ranging from $3.00 to $6.00 per hour depending on the location. Pursuant to the terms of some of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. All activities such as arcade, video and skill games are included in Kids Quest's hourly fees. For an additional charge, Kids Quest offers nutritionally balanced meals at lunch and dinner time, as well as a full service snack bar. Kids Quest promotes special events such as birthdays, club meetings and field trips at special group rates. Although hours vary by location, Kids Quest centers generally open at 9:00 or 10:00 a.m. and close at 11:00 p.m. weekdays, and later on weekends.

         Four of the Company's Kids Quest centers also include a supervised arcade featuring non-violent entertainment. The Company's arcades are designed for teenagers, rather than children 12 and under, but offer more supervision than typical arcades. The Company does not charge an hourly fee for the use of its supervised arcades, but the machines require the purchase of tokens.

NEW HORIZON CHILD CARE CENTERS

         The focus of the Company's traditional child care business is to provide premium quality licensed child care services and preschool programs for children ranging in age from six weeks to 12 years. Management has substantial experience in the development and operation of child care centers, including analysis of demographics, site selection, building design, construction, licensing, programming, personnel training, management and marketing.

         New Horizon Child Care offers educational and recreational programs specifically tailored to meet the needs of each of the age groups served by the Company's centers. The infant program emphasizes frequent contacts with adult caregivers, along with participation in the Small Wonder curriculum developed by Johnson & Johnson. This curriculum offers a variety of activities designed to produce a challenging and stimulating environment. The toddler curriculum introduces and emphasizes the value of learning and playing with others, sharing, taking turns, communicating and expressing wants and needs that are essential to the development of successful relationships. The preschool curriculum emphasizes cognitive skills by teaching children numbers, letters, sounds, shapes, colors, sequencing, listening skills and many other age-appropriate activities. Small group sizes allow individual attention and curriculum enhancement. New Horizon Child Care's program for school age children offers a wide variety of group and individual projects that build on the child's developing skills and interests. New Horizon Child Care also offers optional enrichment programs that may include field trips, music, dance, gymnastics, swimming, computer and karate lessons.

         New Horizon Child Care emphasizes daily communication and interaction among parents, teachers and students. The centers provide a daily "highlight" memo written and posted by each teacher for his or her group. In addition, New Horizon Child Care conducts regularly scheduled parent-teacher conferences and encourages informal or unscheduled conferences as desired by parents.

         New Horizon Child Care centers are typically open weekdays from 6:30 a.m. to 6:00 p.m. (except certain holidays). Children are generally enrolled on a weekly basis for either a full-day or half-day, with drop-ins permitted on an hourly basis when capacity permits.

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

         The Company's safety program for its New Horizon Child Care centers includes regular inspections and periodic monitoring of each center's policies and procedures. Access to a New Horizon Child Care center typically is limited to a front entryway that is generally located near the center director's office. Other entrances are secured and used only as emergency exits. All outdoor playground areas are completely fenced. Parents are also required to sign children in and out of each center.

GROWTH AND EXPANSION

         The Company believes that it is situated to take advantage of expansion opportunities for both its Kids Quest and New Horizon Child Care centers. Although there are many similarities and interrelationships between these two lines of businesses, they present very separate and distinct market opportunities within the child care industry.

         KIDS QUEST. In 1992, the Company introduced this novel combination of supervised child care and state-of-the-art children's entertainment facilities. Casino operators and developers of full service destination resorts have recognized that the Company's unique child care services are a valuable amenity enhancing the service provided to their own customers. The Company now operates the following hourly care centers:

Kids Quest                         Location                       Date Opened
----------                         --------                       -----------
Grand Casino Hinckley              Hinckley, Minnesota            May 1992
Grand Casino Mille Lacs            Mille Lacs, Minnesota          March 1993
Grand Casino Gulfport              Gulfport, Mississippi          June 1993
Grand Casino Biloxi                Biloxi, Mississippi            January 1994
Eden Prairie Center                Eden Prairie, Minnesota        March 1994
Grand Casino Avoyelles             Marksville, Louisiana          June 1994
Grand Casino Coushatta             Kinder, Louisiana              January 1995
Boulder Station Casino             Las Vegas, Nevada              November 1995
Ameristar Casino                   Council Bluffs, Iowa           June 1996
Grand Casino Tunica                Robbinsonville, Mississippi    August 1996
Mohegan Sun Casino                 Uncasville, Connecticut        October 1996
Soaring Eagle Casino               Mount Pleasant, Michigan       December 1996
Station Casino Kansas City         Kansas City, Kansas            January 1997
Sunset Station Casino              Henderson, Nevada              June 1997
Bullwackers Casino                 Blackhawk, Colorado            June 1997
Treasure Island Resort & Casino    Red Wing, Minnesota            June 1997

The Company has letters of intent or agreements to develop additional Kids Quest centers at Stratosphere in Las Vegas, Nevada and the proposed Seven Cedars Casino in Sequim, Washington; however, for reasons associated with the host property and unrelated to the Company, the status of both developments is doubtful. The Company believes that its relationships with casino operators creates a unique opportunity to expand and increase its market share of the child activity center business. The Company is continuing to target favorable markets and superior locations to establish a strong market presence for Kids Quest.

         The Company is currently constructing a 17,385 square foot Kids Quest center in Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota. Knott's Camp Snoopy is the largest indoor theme park in the United States with 28 rides and attractions on seven acres, and the Mall of America is the largest fully enclosed retail and family entertainment complex in the United States. In addition to Knott's Camp Snoopy, the Mall of America has four anchor tenants and over 400 specialty stores drawing over 400 million visits per year. The Kids Quest facility will be located on the perimeter of Camp Snoopy with direct access from both the theme park and the retail mall. The Company's Knott's Camp Snoopy/Mall of America location is scheduled to open in April 1998, and will be the Company's second shopping mall location and seventeenth Kids Quest center.

         NEW HORIZON CHILD CARE CENTERS. In 1995, the Company targeted Boise, Idaho and the surrounding metropolitan area for its premium traditional child care services, primarily due to the recent growth and development in that region. Between September 1995 and March 1996, the Company acquired an aggregate of twelve established child care centers located throughout Boise and the surrounding metropolitan area, ranging in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. Extensive physical renovations and improvements were made to each of the acquired facilities, and New Horizon Child Care's standardized curriculum, programs and cost controls were implemented. While the centers suffered enrollment declines following a rate increase, the Company believes that it is the leading child care provider in the Boise market, and continues to believe that this market offers great potential. Boise, Idaho's capital, is the most populated area in the state. The Boise metropolitan area is the business, financial, professional, transportation and cultural center of Idaho. The city's low cost of living, low crime rate, low commercial utility costs and general high quality of life relative to other western metropolitan areas has attracted new businesses and residents. Its economic base includes manufacturing, corporate headquarters, transportation, financial services, utilities, health care, wholesale distribution and governmental agencies. In addition, the Boise child care market has historically been fragmented and dominated by small, individually-owned, or in-home day care facilities. There are no national competitors in the Boise market. The Company opened its thirteenth child care center in the Boise area in August 1996 in a newly constructed facility.

         The Company continues to analyze sites for additional New Horizon Child Care centers. However, the Company believes that opportunities for the expansion of its traditional child care services exist in both rapidly expanding urban markets that have not yet been saturated by national providers as well as in newly developing outer rings of more mature populated communities. In addition, the Company's location at Treasure Island Resort & Casino in Red Wing, Minnesota features a combination hourly care and employee care center, providing hourly care to casino patrons and full-time care for employees of Treasure Island as well as other members of the community. This combination of the Company's services and expansion into employee care represents another area of potential growth for the Company.

MARKETING AND PROMOTION

         The Company's marketing efforts are intended to position the Company as an innovative leader in the premium child care and children's entertainment facilities markets. Historically, a primary source of new enrollment for traditional child care services has been word-of-mouth recommendations from satisfied parents in communities in which centers operate. The Company believes that it can increase enrollment in its New Horizon Child Care centers by employing various community-based advertising and promotional techniques such as: direct mailings, distribution of promotional material in residential areas surrounding local centers, newspaper advertisements in local and regional newspapers, Yellow Pages listings, community events, participation in or sponsorship of special events such as carnivals, fairs, parents' expo, women's expo and Kids Jam, and to a lesser extent, local radio and television ads.

         The Company may also attempt to increase enrollment at its New Horizon Child Care centers through the use of various corporate referral and voucher programs. Under these programs, the Company may offer discounts to the employees of participating employers, thereby increasing enrollment and enhancing the Company's image through its affiliation with prominent employers within the community.

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

COMPETITION

         The Company's New Horizon Child Care centers provide traditional child care services. The traditional child care industry is highly fragmented and extremely competitive. Child care services are generally provided by many different types of providers including large national or regional chains, small unlicensed in-home providers, state and federal government agencies, church-based centers, hospital centers, employer programs, college and university facilities, and community-based service organizations such as YMCAs and YWCAs. Providers consist of both non-profit organizations and for-profit entities. In most geographic areas, the Company expects to compete with large national and regional providers with an established presence in major metropolitan markets. Several national competitors enjoy greater national name recognition and have significantly greater resources than the Company. The Company also competes with unregulated in-home child care providers who typically provide services at a significantly lower cost. Unregulated, in-home child care providers generally benefit from lower overhead, pay little or no rent, and maintain lower operating costs because they frequently are not required to incur the costs associated with regulatory compliance, licensing and insurance. Many church-affiliated and other non-profit child care centers may also offer services at rates lower than the Company's because such organizations often have lower rental costs, and may receive donations or other funding to cover operating expenses.

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

GOVERNMENT REGULATION

         Each New Horizon Child Care center must be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to children, the dietary program, the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers, and licenses must be renewed periodically. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which include probation or, in more serious cases, suspension or revocation of the center's license to operate. The Company believes that each of its centers is in substantial compliance with such requirements.

         Many of the Company's Kids Quest centers are licensed child care providers under applicable state, local or tribal licensing laws and, as such, are subject to licensing and operational requirements similar to the Company's New Horizon Child Care centers. Some licensing statutes provide exemptions from licensing requirements for child care providers offering hourly care or where parents remain on the premises, and Kids Quest qualifies for certain of these exemptions. The Company intends to license as many of its Kids Quest centers as is practical and intends to meet or exceed relevant licensing standards at each Kids Quest, including staff-to-student ratio and teacher training requirements.

         Many of the Company's Kids Quest centers are also located on Indian tribal land and are operated in proximity to casinos. Each of the casinos operates pursuant to a tribal-state compact between the applicable tribe and state, and each compact provides for a term and an automatic renewal term, unless either party delivers notice of non-renewal. There can be no assurance that any of these compacts will be renewed, and any interference with or termination of the casino's operations would have an adverse effect on the Company's operations at that location.

EMPLOYEES

         The Company currently has approximately 557 employees, including 15 administrative employees at its corporate headquarters. The Company does not have an agreement with any labor union and the Company believes that its relations with its employees are good.

         Each Kids Quest center is staffed with a Director, one or two Assistant Directors and an appropriate number of floor monitors and associates sufficient to comply with state-mandated staff-to-student ratio requirements. Each Kids Quest staff member receives initial and ongoing training in various child care disciplines such as special needs children, recognition of child abuse and customer relations. All Kids Quest staff members are fully certified in CPR and first aid.

         Each of the New Horizon Child Care centers is staffed with a Director, Assistant Director and an appropriate number of teachers and aides sufficient to comply with state-mandated staff-to-student ratio requirements. All employees participate in periodic training programs and are required to meet applicable state and local regulatory requirements. All Idaho child care employees are individually licensed and finger-printed, and those working within the city of Boise undergo background checks as part of the city's licensing process. The Boise locations are supervised by a District Manager.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in Plymouth, Minnesota in offices shared with New Horizon Enterprises, Inc. New Horizon Enterprises, Inc. subleases the office space of approximately 18,000 square feet from Grand Casinos, Inc. pursuant to a sublease which expires September 30, 1998. The Company is currently evaluating alternatives including a new lease for its current executive offices. The Company has entered into an office sharing arrangement and will continue to share facilities with New Horizon Enterprises. See "Certain Transactions."

         The Company's Kids Quest centers generally range in size from approximately 6,000 to 22,000 square feet. Fifteen Kids Quest centers operate in or adjacent to casinos pursuant to the terms of various financial services or lease agreements. Eight of these agreements have terms expiring between April 1998 and December 2001. The Company's lease for its Mille Lacs location expires in October 1998, and the Company has begun discussions regarding a new lease at this location. Although the precise terms of each of the Company's agreements vary by location, the agreements generally provide for a profit sharing arrangement in which the Company manages and operates its Kids Quest center and pays a percentage of the center's pretax gross operating profits to the property owner. The Company also typically receives a minimum guaranteed management fee, which also varies by location. There is no assurance that the Company will continue to receive any such guaranteed fees in the future. Most of the agreements require casino consent to changes in the Company's rates charged for its child care services. Since each of the agreements provides that the casino can terminate the agreement at any time, the Company can provide no assurance that these agreements will not be terminated prior to their respective expiration dates, in which case, however, the casino could not offer a children's activity center for the remainder of the contract term. The Company also leases approximately 11,150 square feet for its Kids Quest center in the Eden Prairie Center shopping mall, and has entered into a lease for its Knott's Camp Snoopy/Mall of America location to open in April 1998. The Company believes that its leased Kids Quest properties are generally in good condition.

         The Company leases 13 New Horizon Child Care centers in Boise, Idaho, which range in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. The leases range from seven to fifteen years with consecutive multiple-year renewal options. All of the leases have a minimum of at least six years remaining on the primary term of each lease. The leases generally require the Company to pay utility expenses, taxes, insurance, repairs and maintenance and other operating expenses relating to the properties.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1996, a minority shareholder of New Horizon Enterprises, Inc. commenced an action asserting both individual and derivative claims against New Horizon Enterprises, Inc. and other Minnesota corporations and real estate partnerships through which child care centers in Minnesota are owned or operated. Although the Company does not have any ownership interest in these Minnesota centers, the Company, together with William M. Dunkley, Susan K. Dunkley, and Jay L. Bennett, were also named as defendants in this lawsuit. Mr. and Mrs. Dunkley are executive officers, directors and principal shareholders of the Company and of New Horizon Enterprises, Inc. Mr. Bennett is a director and principal shareholder of the Company and of New Horizon Enterprises, Inc. The plaintiff is seeking damages in excess of $50,000 based upon allegations that include misappropriation of corporate opportunity and breach of fiduciary duty. The Company has joined in an answer and is vigorously contesting the allegations. The parties are currently conducting discovery. While there can be no assurance as to the ultimate outcome of this litigation, the Company believes that it will not have a materially adverse effect on its financial position or future operating results.

          During 1996 and early 1997, Atrox Systems, Inc. d/b/a Tenderfun Soft Playgrounds ("Tenderfun") supplied large indoor play structures for five new Kids Quest facilities. In December 1996, Tenderfun filed for reorganization protection under Chapter 11 of the U.S. Bankruptcy Code in the State of Texas, and the case was subsequently converted to a Chapter 7 liquidation. The assets of Tenderfun are now in the process of being liquidated. Due to the extensive nature of problems with the various play structures provided by Tenderfun, the Company has commenced an action against F. William Boedeker and Laura M. Boedeker in Hennepin County District Court, State of Minnesota, based upon personal guaranties seeking damages in excess of $50,000. William M. Boedeker was an officer and principal shareholder of Tenderfun and Laura M. Boedeker is his wife. On September 15, 1997, the Company obtained a judgment against the Boedekers. That judgment has subsequently been vacated, however, and the parties are proceeding with discovery. The Company has also filed a proof of claim seeking in excess of $50,000 against Tenderfun's estate.

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


                                                       BID
                                              ----------------------

         PERIOD                                 HIGH         LOW
     --------------                           ----------  ----------

     1996
     ----

     First Quarter..........................      8 3/4       7
     Second Quarter.........................     12 1/4       7 5/8
     Third Quarter..........................     10 1/2       6
     Fourth Quarter.........................      6 5/8       4 1/8

     1997
     ----

     First Quarter..........................      4 1/2       2 1/2
     Second Quarter.........................      5 1/4       2 1/4
     Third Quarter..........................      5 1/4       3 3/8
     Fourth Quarter.........................      3 3/4       1 9/16


         As of March 15, 1998, the Company had 42 shareholders of record. The Company estimates there were approximately 1,000 beneficial owners as of such date.

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

   Grand Casino Coushatta                   Kinder, LA            January 1995
   Boulder Station Hotel & Casino           Las Vegas, NV         November 1995
   Ameristar Casino Council Bluffs          Council Bluffs, IA    June 1996
   Grand Casino Tunica                      Robinsonville, MS     August 1996
   Mohegan Sun Casino                       Uncasville, CT        October 1996
   Soaring Eagle Casino and Hotel           Mt. Pleasant, MI      December 1996
   Station Casino Kansas City               Kansas City, MO       January 1997
   Sunset Station                           Las Vegas, NV         June 1997
   Treasure Island Resort and Casino        Red Wing, MN          June 1997
   Bullwhackers Casino/Silver Hawk Casino   Black Hawk, CO        June 1997

         During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company opened its thirteenth New Horizon Child Care location in August 1996 in a newly constructed facility.

         The Company expanded its product line by opening a supervised video entertainment center adjacent to its Kids Quest location at the Mohegan Sun Casino. The Company has since added supervised video entertainment centers at its Bullwhackers, Soaring Eagle and Treasure Island locations. In August 1997, the Company opened an employee child care center in connection with its hourly child care location at Treasure Island Resort and Casino. The Company plans to continue to seek opportunities for additional employee child care and supervised video entertainment center locations.

         The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                            Year Ended December 31
                                            ----------------------
                                                     1997     1996
                                                     ----     ----

REVENUE                                              100%     100%

COSTS AND EXPENSES
         Direct Expenses                              80%      79%
         Depreciation and Amortization                 7%       6%
         Pre-Opening Expenses                          2%       4%
         Write-down of Fixed Assets                    --       7%
                                                     ----     ----
                  Total Costs and Expenses            89%      96%
                                                     ----     ----

CENTER OPERATING INCOME                               11%       4%

         Selling, General and Administrative           9%      15%
         Amortization                                  1%       1%
         Write-down of Goodwill                        --       6%
                                                     ----     ----

OPERATING INCOME (LOSS)                                1%     (18%)

         Interest Expense                             (2%)     (1%)
         Interest Income                               1%       2%
         Minority Interest                             --       1%
                                                     ----     ----

NET INCOME (LOSS)                                      0%     (16%)
                                                     ====     =====


         Revenues increased $3,968,077, or 40%, to $13,856,238 in 1997 from
$9,888,161 in 1996. The addition of eight new Kids Quest locations opened during 1996 and 1997 contributed $4,161,048 of additional revenue between 1996 and 1997. Further, the addition of seven New Horizon Child Care centers in Idaho during 1996 contributed $476,413 of increased revenue. The Company had seven Kids Quest locations open for the entire twelve month periods ended December 31, 1997 and 1996. Revenues from the Company's two Minnesota Kids Quest casino locations were down $38,193, or 3%, in 1997 from 1996. Revenues from the Company's locations in Gulfport and Biloxi, Mississippi, were down $244,112, or 14%, and revenues for the Company's two Louisiana locations were down $204,907, or 15%, in 1997 from 1996. The Company attributes the decrease in revenue at these properties in part to a decrease in marketing efforts by each of the host casino properties. In addition, the Company has had significant management turnover at many of these locations. The Company also experienced a $95,867, or 7%, decrease in revenue at its Boulder Station location in 1997 versus 1996. The Company attributes this decrease in revenue to the fact that it opened a new Kids Quest location within five miles of the Boulder Station location. In spite of this decrease in revenue at Boulder Station, the combined revenue of the Boulder Station location and the new location (Sunset Station) resulted in an increase in revenue of $486,051, or 36%, over the revenue at Boulder Station alone in 1996. The Company's Eden Prairie Center location showed a decrease in revenue of $42,529, or 9%, in 1997 from 1996. The Company attributes this decrease in revenue to the lack of traffic at the mall in which the location is located as well as management turnover during the year. The Company also experienced a $43,776, or 3%, decrease in revenue at its six New Horizon Child Care centers in Boise, Idaho, which were open during the entire years of 1997 and 1996. This decrease occurred primarily at two of these six locations where, during 1996, the Company reduced the carrying value of its assets at those locations pursuant to Statement of Financial Standards No. 121.

         Total costs and expenses increased $2,817,297, or 30%, to $12,352,341 in 1997 from $9,535,044 in 1996. Included in 1996 costs and expenses, however, is a write-down of fixed assets of $684,573. Without taking into account the write-down of fixed assets in 1996, costs and expenses increased

$3,501,870, or 40%, in 1997 from 1996. As a percent of revenue, costs and expenses were 89% of revenue in 1997 and 1996 before taking into account the write-down of fixed assets. Included in the increase was $3,498,691 relating to the new Kids Quest locations added during 1996 and 1997. In addition, $419,197 related to the seven New Horizon Child Care centers added in 1996. Costs and expenses for existing Kids Quest locations were down $425,182, or 9%, in 1997 versus 1996. Costs and expenses at existing New Horizon Child Care centers increased $9,164, or 1%, in 1997 versus 1996. These decreases were due to their variable nature and resulted from the decreases in revenue at those locations.

         Selling, general and administrative expenses decreased $157,701, or 12%, to $1,277,537 in 1997 from $1,435,238 for the same period in 1996. Selling, general and administrative expenses as a percentage of revenue decreased to 9% of revenue in 1997 compared to 15% in 1996. The Company attributes the decrease to cost savings efforts implemented by management. Despite the decrease in expenses between 1997 and 1996, management expects selling, general and administrative expenses to increase with the addition of and negotiation for new locations. However, such expenses will further decrease as a percentage of revenues with the continued growth of the Company's revenues.

         During the fourth quarter of 1996, the Company recorded a write-off of assets (primarily goodwill) of $997,682, or $0.30 per share, relating to four of the Company's New Horizon Child Care centers acquired in 1995. Despite the Company's restructuring of the acquired centers' operations to provide higher quality child care at those locations, there was resistance to price increases implemented at those locations. Subsequent to the price increase in the third quarter of 1996, the Company suffered significant enrollment declines resulting in losses at those locations in 1996. The Company also wrote off fixed assets of $277,385 for its Kids Quest facility located within Eden Prairie Center. The Company has been unable to achieve profitability at this location since it opened in 1994. The Company is currently in negotiations with the landlord of this location regarding a reduction in rent or the possibility of closing the location. The Company, however, is continuing its efforts to increase revenues at both the Idaho New Horizon Child Care centers and the Eden Prairie Center Kids Quest location.

         Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. In 1997, the Company received $1,129,726 of reimbursements for rate discounts versus $1,346,814 in 1996, a decrease of $217,088, or 19%. The majority of these rate discount reimbursements were from three casinos owned by Grand Casinos, Inc. and four Indian casinos managed by Grand Casinos, Inc. Due to a price increase to the public at these Grand Casinos locations, such rate discount reimbursements were reduced beginning in the third quarter of 1996. There can be no assurance that such discounts and reimbursements will not be further modified or be discontinued altogether or that future Kids Quest agreements with Grand Casinos or other casinos will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has eight locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

         Interest expense for 1997 increased $186,830, or 264%, to $300,998 in 1997 from $114,168 in 1996. The increase in interest expense is due to borrowings made by the Company to fund its expansion efforts.

         The Company had net income of $2,655 in 1997 compared to a loss of $1,600,958 for 1996. The Company's net income for 1997 increased $328,266 as compared to the 1996 loss before write-offs of fixed assets and goodwill of $1,275,067 in 1996. The Company attributes the increase in profitability to profits generated from new Kids Quest locations opened during 1996 and 1997 as well as modest improved operating results at the Idaho New Horizon Child Care centers. The Company's profitability was also affected by pre-opening costs of $214,611 in 1997 and $407,070 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company generated $1,180,497 from operations, invested $1,754,109 in property and equipment, loaned subsidiaries of Station Casinos, Inc. $945,600 to fund leasehold improvements at Station Casino Kansas City and Sunset Station, and received payments on notes receivable of $609,854 including complete repayment of the note from Mohegan Sun Casino. The Company added long-term debt of $2,384,405 and made payments of $1,070,739 on long-term obligations. The Company ended the year with a cash balance of $554,540.

         During 1996, the Company generated $47,985 from operations, invested $2,950,015 in property and equipment, used $472,886 for the purchase of six existing child care centers in Boise, Idaho, loaned $500,000 to Mohegan Sun Casino to fund leasehold improvements at that location and loaned $363,385 (net of repayments) to a third party to finance the purchase of land in Boise, Idaho, and for the construction of a new child care facility which was leased back to the Company. The Company added long-term debt of $569,046 and made payments of $106,721 on long-term obligations. The Company ended 1996 with a cash balance of $150,232.

         The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company's Camp Snoopy/Mall of America location is currently under construction. The Company believes it has adequate financing and capital available to complete this project. The Company will, however, require additional financing in 1998 as it adds additional Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. The Company currently has no arrangements for such additional financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forwardlooking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, domestic or global economic conditions, changes in federal or state laws or the administration of such laws, as well as all other risks and uncertainties described in the Company's filings.

ITEM 7.  FINANCIAL STATEMENTS




                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                      As of

                           December 31, 1997 and 1996





                                    CONTENTS

Report of Independent Public Accountants............................16
Consolidated Balance Sheets.........................................17
Consolidated Statements of Operations...............................18
Consolidated Statements of Shareholders' Equity.....................19
Consolidated Statements of Cash Flows...............................20
Notes to Consolidated Financial Statements..........................21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New Horizon Kids Quest, Inc.:

We have audited the accompanying consolidated balance sheets of New Horizon Kids Quest, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   February 13, 1998

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                As of December 31


                                                                                                 1997          1996
                                                                                             -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $   554,540    $   150,232
   Accounts receivable                                                                           773,120        611,479
   Current portion of notes receivable                                                           163,539        470,947
   Prepaid expenses and other                                                                    262,150        172,087
                                                                                             -----------    -----------
               Total current assets                                                            1,753,349      1,404,745
                                                                                             -----------    -----------
PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds                                               6,522,416      4,768,307
   Less- Accumulated depreciation and amortization                                            (1,701,827)      (647,514)
                                                                                             -----------    -----------
               Property and equipment, net                                                     4,820,589      4,120,793
OTHER ASSETS:
   Goodwill (net of accumulated amortization of $163,547 and $81,027, respectively)            1,074,231      1,156,751
   Notes receivable, net of current portion                                                    1,202,216        751,930
   Noncompete agreements (net of accumulated amortization of $10,135 and $5,579,
      respectively)                                                                               14,025         18,580
   Other                                                                                         172,879        133,347
                                                                                             -----------    -----------
                                                                                             $ 9,037,289    $ 7,586,146
                                                                                             ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                      $   861,645    $   677,319
   Accounts payable                                                                              282,073        280,875
   Accrued expenses                                                                              594,266        481,641
   Deferred rent                                                                                  24,666         28,667
                                                                                             -----------    -----------
               Total current liabilities                                                       1,762,650      1,468,502
LONG-TERM DEBT, less current maturities                                                        2,313,968      1,184,628
                                                                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares authorized; no shares issued
      and outstanding                                                                               --             --
   Series A convertible preferred stock, $.01 par value, 1,500,000 shares authorized; no
      shares issued and outstanding                                                                 --             --
   Common stock, $.01 par value, 20,000,000 shares authorized; 3,293,300 shares issued and
      outstanding in 1997 and 1996                                                                32,933         32,933
   Paid-in capital                                                                             7,196,197      7,171,197
   Accumulated deficit                                                                        (2,268,459)    (2,271,114)
                                                                                             -----------    -----------
               Total shareholders' equity                                                      4,960,671      4,933,016
                                                                                             -----------    -----------
                                                                                             $ 9,037,289    $ 7,586,146
                                                                                             ===========    ===========


 The accompanying notes are an integral part of these consolidated balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                         For the Years Ended December 31


                                                   1997             1996
                                               ------------    ------------
REVENUE                                        $ 13,856,238    $  9,888,161
                                               ------------    ------------
COSTS AND EXPENSES:
   Direct expenses                               11,101,441       7,845,490
   Depreciation and amortization                  1,036,289         597,911
   Preopening expenses                              214,611         407,070
   Write-down of fixed assets (Note 10)                --           684,573
                                               ------------    ------------
               Total costs and expenses          12,352,341       9,535,044
                                               ------------    ------------
               Center operating income            1,503,897         353,117

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,277,537       1,435,238

AMORTIZATION                                        106,522         128,523

WRITE-DOWN OF GOODWILL (Note 10)                       --           590,774
                                               ------------    ------------
               Income (loss) from operations        119,838      (1,801,418)

INTEREST EXPENSE                                   (300,998)       (114,168)

INTEREST INCOME                                     151,953         167,064

MINORITY INTEREST                                    31,862         147,564
                                               ------------    ------------
               Net income (loss)               $      2,655    $ (1,600,958)
                                               ============    ============
INCOME (LOSS) PER SHARE:
   Basic and diluted                           $        .00    $       (.49)
                                               ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and Diluted                              3,293,300       3,289,007
                                               ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                    Common Stock                                        Total
                                             -------------------------     Paid-In     Accumulated   Shareholders'
                                               Shares        Amount        Capital       Deficit        Equity
                                             -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1995                     3,287,500   $    32,875   $ 7,142,255   $  (670,156)   $ 6,504,974
   Net loss                                         --            --            --      (1,600,958)    (1,600,958)
   Stock issued under stock option plans           5,800            58        28,942          --           29,000
                                             -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1996                     3,293,300        32,933     7,171,197    (2,271,114)     4,933,016
   Net income                                       --            --            --           2,655          2,655
   Warrants issued for consulting services          --            --          25,000          --           25,000
                                             -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1997                     3,293,300   $    32,933   $ 7,196,197   $(2,268,459)   $ 4,960,671
                                             ===========   ===========   ===========   ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31


                                                                           1997            1996
                                                                        -----------    -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                    $     2,655    $(1,600,958)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
      Write-down of fixed assets and goodwill                                  --        1,275,347
      Depreciation and amortization                                       1,142,811        726,434
      Deferred rent                                                          (4,001)        (4,000)
      Change in operating assets and liabilities:
         Accounts receivable                                               (161,641)      (419,315)
         Prepaid expenses and other current assets                          (90,063)       (78,052)
         Accounts payable                                                     1,198        (32,096)
         Other assets                                                       (40,955)       (99,382)
         Accrued expenses                                                   330,493        280,007
                                                                        -----------    -----------
               Net cash provided by operating activities                  1,180,497         47,985
                                                                        -----------    -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (1,754,109)    (2,950,015)
   Purchase of child care centers, net                                         --         (472,886)
   Increases in note receivable                                            (945,600)      (863,385)
   Collection of notes receivable                                           609,854         32,190
                                                                        -----------    -----------
               Net cash used in investing activities                     (2,089,855)    (4,254,096)
                                                                        -----------    -----------
FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          (1,070,739)       569,046
   Payments on long-term debt                                             2,384,405       (106,721)
   Proceeds from the issuance of stock                                         --           29,000
                                                                        -----------    -----------
               Net cash provided by financing activities                  1,313,666        491,325
                                                                        -----------    -----------
               Net increase (decrease) in cash and cash equivalents         404,308     (3,714,786)

CASH AND CASH EQUIVALENTS, beginning of year                                150,232      3,865,018
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                  $   554,540    $   150,232
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                          $   280,669    $   109,063
                                                                        ===========    ===========
      Income taxes                                                      $      --      $      --
                                                                        ===========    ===========
NONCASH ITEMS:
   Purchase of child care centers with note payable                     $      --      $   719,895
   Noncash reductions of notes receivable                                   192,868        104,911
   Warrants issued for consulting services                                   25,000           --


  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries, including New Horizon Child Care-Idaho, Inc. (the Company). All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 1997, the Company operated 16 Kids Quest Centers providing hourly child care, as well as 14 New Horizon child care centers providing traditional child care services.

During June 1996, a newly established entity owned 51% by the Company and 49% by Ameristar Casino Council Bluffs, Inc. (Ameristar), Kids Quest of Council Bluffs, LLC (Kids Quest LLC) began operating a Kids Quest facility in Council Bluffs, Iowa. The operating agreement governing Kids Quest LLC provides for the owners to share in profits and losses of Kids Quest LLC. Ameristar's portion of net losses generated to date are presented as minority interest in the consolidated statements of operations.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments, primarily money market accounts that are readily convertible into known amounts of cash and have original maturities of three months or less, to be cash equivalents.

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

     Furniture, fixtures and equipment      5-7 years
     Leasehold improvements                 7-10 years or the term of the lease

REVENUE RECOGNITION

Revenue is recognized as child care services are rendered. Amounts collected in advance for which the service has not yet been provided are deferred and classified as a component of accrued expenses in the accompanying consolidated balance sheets. Rate and compensatory reimbursements received from Grand Casinos, Inc. for the years ended December 31, 1997 and 1996 were approximately $1,393,000 and $1,565,000, respectively.

GOODWILL

Goodwill represents the amounts paid for child care centers in excess of the identifiable assets. The goodwill amounts are being amortized over their estimated lives, which do not exceed 15 years, using the straight-line method.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of.

EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings per Share." As a result, the Company's reported earnings per share (EPS) for 1996 was restated. The shares used in computing basic and diluted earnings per share were the same for 1997 and 1996. Options and warrants were excluded from the computation of diluted earnings per share for both years because their effect would be antidilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in 1998 and is currently analyzing the impact it will have on the disclosures in the financial statements.

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

RECLASSIFICATIONS

Certain 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1997 presentation. Such reclassifications have no effect on previously reported net loss or shareholders' equity.

2. NOTES RECEIVABLE:

Long-term notes receivable consisted of the following at December 31:


                                                                                           1997              1996
                                                                                        ----------        ----------
Demand promissory note from owner of a building leased by the Company for amounts advanced for initial center acquisition costs, at prime plus 2%
   (10.25% at December 31, 1997); payable on demand; collateralized                     $   65,606        $  258,474

Note receivable from casino operator at reference rate (8.75% at December 31,
   1997) for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,266 through 2005;
   collateralized by rents or other payments owed by the Company pursuant to
   lease agreement                                                                         428,421           464,403

Note receivable from casino operator at reference rate plus 2% (10.25% at
   December 31, 1996) for amounts advanced for the cost of construction, initial
   improvements and fixtures; repaid in 1997                                                    -           500,000

Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,567 through 2007; collateralized by rents or other
   payments owed by the Company pursuant to lease agreement                                466,442                 -

Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $5,999 through 2007; collateralized by rents or other
   payments owed by the Company pursuant to child care services agreement                  405,286                 -
                                                                                        ----------        ----------
Total long-term notes receivable                                                         1,365,755         1,222,877
Less- Current maturities                                                                  (163,539)         (470,947)
                                                                                        ----------        ----------
Long-term notes receivable, net of current maturities                                   $1,202,216        $  751,930
                                                                                        ==========        ==========


3. LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:


                                                                                      1997          1996
                                                                                   ----------    ----------
Note payable to sellers of six child care centers in Boise, Idaho, at 9%, payable in monthly installments of $10,255, with final payment due in 2003;
   all assets of the six centers are pledged as collateral                         $  544,707    $  615,260

Line of credit at reference rate plus 1.00% (9.25% at December 31, 1996), interest payable monthly with principal balance due on June 30, 1997;
   collateralized by all tangible and intangible property                                   -       514,510

Note payable to seller of child care centers in Boise, Idaho, at 8.5%, payable in monthly installments of $4,154 through 2007; collateralized by assets of
   the acquired centers                                                               294,823       318,500

Note payable to seller of child care centers in Boise, Idaho, at 9%, payable in monthly installments of $4,687 through 2006; collateralized by assets of the
   acquired centers                                                                   326,689       352,267

Notes payable to leasing company at 12% through 2000; collateralized by
   equipment                                                                        1,991,766             -
Other                                                                                  17,628        61,410
                                                                                   ----------    ----------
Total long-term debt                                                                3,175,613     1,861,947
Less- Current maturities                                                             (861,645)     (677,319)
                                                                                   ----------    ----------
Long-term debt, net of current maturities                                          $2,313,968    $1,184,628
                                                                                   ==========    ==========


Future maturities of long-term debt as of December 31, 1997 are as follows:

1998                                                                 $  861,645
1999                                                                    955,396
2000                                                                    622,659
2001                                                                    170,826
2002                                                                    186,671
Thereafter                                                              378,416
                                                                     ----------
                                                                     $3,175,613
                                                                     ==========


4. SHAREHOLDERS' EQUITY:

In connection with the Company's initial public offering of common stock, the Company sold the underwriter a five-year warrant to purchase up to 100,000 shares of the Company's common stock at $6.00 per share.

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

In addition, the Company granted 25,000 warrants to purchase common stock at $4.00 in 1997 in exchange for services. The Company has recorded expense for the fair market value of the services received in the accompanying consolidated statement of operations.

5. STOCK OPTION PLAN:

The Company has a long-term incentive and stock option plan (the Plan). The Plan provides for the grants of up to 750,000 incentive stock options or nonstatutory stock options to key employees, directors and consultants. The exercise price of options granted under the Plan is determined by the compensation committee of the board of directors but will not be less than 100% of the fair market value of the shares on the date of grant. Both the incentive stock options and the nonstatutory stock options expire ten years from the date of grant.

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

The Company has previously granted 37,500 stock options exercisable at $4.00 per share to certain members of management. All of these options were outstanding and 100% vested at December 31, 1997, and expire on November 13, 2000.

Stock option activity is summarized as follows:

                                                              Weighted
                                                  Incentive   Average
                                                    Stock     Exercise
                                                   Options     Price
                                                   -------     -----

           Balance, December 31, 1995              289,500     $4.87
              Options granted                       62,000      7.73
              Options exercised                     (5,800)     5.00
              Options forfeited                    (21,600)     5.00
                                                   -------     -----
           Balance, December 31, 1996              324,100      5.41
              Options granted                      117,000      4.01
              Options forfeited                    (24,000)     5.00
                                                   -------     -----
           Balance, December 31, 1997              417,100     $5.04
                                                   =======     =====

           Options exercisable at:
              December 31, 1996                    154,140
                                                   =======
              December 31, 1997                    208,400
                                                   =======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per common share would have been reported as follows:

                                                     1997             1996
                                                  --------        ----------
   Net income (loss):
      As reported                                $   2,655       $(1,600,958)
      Pro forma                                   (160,001)       (1,768,820)

   Income (loss) per share--basic and diluted:
      As reported                                      .00              (.49)
      Pro forma                                       (.05)             (.53)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1997 and 1996 was $2.05 and $3.38, respectively. The weighted average exercise price was $3.97 and $7.49, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.5% to 6.8% for 1997 and 5.8% to 6.9% for 1996; no expected dividends; expected lives of 5 years for 1997 and 2 to 5 years for 1996; and expected volatility of 49% for 1997 grants and 44% to 65% for 1996 grants.

6. INCOME TAXES:

The Company utilizes the liability method of accounting for income taxes. As of December 31, 1997, the Company had operating loss carryforwards of approximately $1,662,000. These operating loss carryforwards expire beginning in the year 2009. Because realization of the related tax benefits is uncertain, a valuation allowance has been recorded against the related tax asset.

The components of the deferred tax assets as of December 31 are as follows:

                                                          1997          1996
                                                        --------      --------
   Net operating loss carryforwards, expiring
      beginning in 2009                                 $665,000      $539,000
   Write-down of assets                                  201,000       241,000
   Write-down of goodwill                                203,000       236,000
   Other, primarily depreciation                        (143,000)     (183,000)
   Valuation allowance                                  (926,000)     (833,000)
                                                        --------      --------

                                                        $      -      $      -
                                                        ========      ========

7. COMMITMENTS AND CONTINGENCIES:

LEASES

A portion of the Company's operations are conducted using leased equipment and facilities. The leases are noncancelable and renewable. One of the leases contains percentage of revenue rents in excess of base rents. Several of the leases contain percentage of profit rents with no base rents. Total rental expense included in the accompanying consolidated statements of operations was approximately $1,998,000 and $1,595,000 for the years ended December 31, 1997 and 1996.

Future minimum lease payments under noncancelable operating leases entered into prior to December 31, 1997 are as follows:

              1998                                       $  711,800
              1999                                          711,800
              2000                                          711,800
              2001                                          711,800
              2002                                          711,800
              Thereafter                                  1,757,700

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two members of management. Under these employment agreements, each officer will receive compensation equal to 2.5% of the Company's pretax earnings.

LITIGATION

In November 1996, a minority shareholder of New Horizon Enterprises, Inc. commenced an action asserting both individual and derivative claims against New Horizon Enterprises, Inc. and other Minnesota corporations and real estate partnerships through which child care centers in Minnesota are owned or operated. Although the Company does not have any ownership interest in these Minnesota centers, the Company, together with William M. Dunkley, Susan K. Dunkley and Jay L. Bennett, were also named as defendants in this lawsuit. Mr. and Mrs. Dunkley are executive officers, directors and principal shareholders of the Company and of New Horizon Enterprises, Inc. Mr. Bennett is a director and principal shareholder of the Company and of New Horizon Enterprises, Inc. The plaintiff is seeking damages in excess of $50,000 based upon allegations that include misappropriation of corporate opportunity and breach of fiduciary duty. The Company has joined in an answer and is vigorously contesting the allegations. The parties are currently conducting discovery, and there can be no assurance, however, as to the outcome of this litigation.

The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8. RELATED-PARTY TRANSACTIONS:

The Company has had transactions with other companies having certain officers, directors and/or owners in common with the Company as follows for the years ended December 31:

                                                         1997       1996
                                                       --------   --------
      Law firm, providing certain legal services       $322,878   $389,303

Management believes these transactions were consummated at terms substantially the same as could have been obtained with unrelated parties.

The Company conducts a portion of its operations in facilities owned or operated by a shareholder. The Company pays rent to the shareholder based on a percentage of pretax operating income, as defined in the individual agreements, generally ranging from 40% to 60%. The Company paid $504,000 for the year ended December 31, 1997 and $879,000 for the year ended December 31, 1996 under the rental agreement.

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

9. ACQUISITIONS:

In February and March 1996, New Horizon Child Care-Idaho, Inc. acquired six licensed child care centers in Boise, Idaho. The total purchase price was $1,193,000 (including costs associated with the acquisition). The purchase price for these six centers consisted of cash payments of $473,000 and notes payable to three of the sellers in the amounts of $335,000, $370,000 and $15,000. All of the transactions have been accounted for using the purchase method of accounting. The purchase price was allocated to noncompetes for $15,000, vehicles and equipment for $273,000, consumable supplies for $5,000 and goodwill for $900,000. The following unaudited pro forma financial information for the year ended 1996 gives effect to the acquisition as if it had occurred effective January 1, 1996:

                                                           1996
                                                       -----------
              Revenue                                  $10,177,419
              Loss from operations                      (1,613,805)
              Net loss                                  (1,570,443)
              Loss per share - basic and diluted              (.47)

This financial information does not purport to represent results which would actually have been obtained if the acquisitions had been in effect during the period covered or any future results which may in fact be realized.

10. WRITE-DOWN OF FIXED ASSETS AND GOODWILL:

During 1996, the Company recorded a write-off of assets totaling $997,962, consisting primarily of goodwill, associated with four of the New Horizon Child Care Centers acquired in 1995.

Also during 1996, the Company wrote off assets totaling $277,385 related to its Kids Quest facility located in a self-contained shopping mall. The write-offs consist of all tangible and intangible assets of these locations and resulted from each individual location generating negative cash flow. The Company periodically reviews the carrying value of all tangible and intangible assets for impairment. There were no impairments during 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the Company's 1998 annual meeting of shareholders (the "Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

   NAME                 AGE    POSITION
   ----                 ---    --------
   William M. Dunkley   49     Chairman of the Board and Chief Executive Officer
   Susan K. Dunkley     48     President and Director
   Kevin M. Greer       41     Chief Financial Officer

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


No.   Description
---   -----------
3.1   Articles of Incorporation of the Company, as amended                               *

3.2   Restated Bylaws of the Company                                                     *

10.1  License Agreement between the Company and New Horizon Enterprises, Inc.            *

10.2  Employment Agreement with William M. Dunkley                                       *

10.3  Employment Agreement with Susan K. Dunkley                                         *

10.4  1994 Long-Term Incentive and Stock Option Plan, as amended

10.5  1995 Directors' Stock Option Plan                                                  *

10.6  Form of Underwriter's Warrant issued in the Company's initial Public Offering      *

21    List of Subsidiaries                                                              ***

23    Consent of Arthur Andersen LLP

27    Financial Data Schedule

--------------------------

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-97186C)
**       Incorporated by reference from the Company's Form 8-K filed March 1996.
***      Incorporated by reference from the Company's Form 10-KSB filed March
         1996.

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

                                                   NEW HORIZON KIDS QUEST, INC.



Date:  March 30 1998                              By  /s/ William M. Dunkley
                                                       -----------------------
                                                       William M. Dunkley
                                                       Chairman of the Board and
                                                       Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.


Signature                        Title                                 Date
---------                        -----                                 ----

  /s/ William M. Dunkley       Chairman of the Board and         March 30, 1998
----------------------------   Chief Executive Officer
William M. Dunkley             (principal executive officer)


  /s/ Kevin Greer              Chief Financial Officer           March 30, 1998
----------------------------   (principal financial and
Kevin M. Greer                 accounting officer)


 /s/ Susan K. Dunkley          President and Director            March 30, 1998
----------------------------
Susan K. Dunkley


 /s/ Jay L. Bennett            Director                          March 30, 1998
----------------------------
Jay L. Bennett


 /s/ Lyle Berman               Director                          March 30, 1998
----------------------------
Lyle Berman


 /s/ Kenneth Brimmer           Director                          March 30, 1998
----------------------------
Kenneth Brimmer

                          NEW HORIZON KIDS QUEST, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX




Exhibit No.       Description
-----------       -----------

10.4              1994 Long-Term Incentive and Stock Option Plan, as amended
23                Consent of Arthur Andersen LLP
27                Financial Data Schedule