Form 10QSB
period 1998-03-31
NEW HORIZON KIDS QUEST INC
filed 1998-05-12
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____ .

                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                   41-1719363
--------------------------------                   ----------------------
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

                              YES (X)       NO ( )

As of May 7, 1998, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                      INDEX

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION                                             3


ITEM 1.  Condensed Consolidated Financial Statements

         a)  Condensed Consolidated Balance Sheets --
             March 31, 1998 and December 31, 1997                          3

         b)  Condensed Consolidated Statements of
             Operations -- Three months ended March 31, 1998
             and 1997                                                      5

         c)  Condensed Consolidated Statements of
             Cash Flows -- Three months ended
             March 31, 1998 and 1997                                       6

         d)  Notes to Condensed Consolidated Financial
             Statements                                                    7


ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                     8


PART II. OTHER INFORMATION                                                11


Signatures                                                                12

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   March 31,      December 31,
                                                                     1998             1997
                                                                 -----------      -----------
                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .................................   $   435,363      $   554,540
   Accounts receivable .......................................       485,890          773,120
   Current portion of notes receivable .......................       116,314          163,539
   Prepaid expenses and other current assets .................       280,681          262,150
                                                                 -----------      -----------
     Total current assets ....................................     1,318,248        1,753,349
                                                                 -----------      -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds .............     7,405,250        6,522,416
   Less--Accumulated depreciation and amortization ...........    (2,006,162)      (1,701,827)
                                                                 -----------      -----------
     Total property and equipment ............................     5,399,088        4,820,589

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $184,177 and $163,547, respectively).................     1,053,601        1,074,231
   Notes receivable, net of current portion ..................     1,177,859        1,202,216
   Noncompete agreements (net of accumulated amortization
     of $11,273 and $10,135, respectively) ...................        12,886           14,025
   Other .....................................................       171,775          172,879
                                                                 -----------      -----------
                                                                 $ 9,133,457      $ 9,037,289
                                                                 ===========      ===========

See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               March 31,      December 31,
                                                                 1998            1997
                                                             -----------      -----------
                                                             (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt ................     $   851,033      $   861,645
   Accounts payable ....................................         268,058          282,073
   Accrued expenses ....................................         683,102          594,266
   Deferred rent .......................................          23,666           24,666
                                                             -----------      -----------
     Total current liabilities .........................       1,825,859        1,762,650

LONG-TERM DEBT, less current maturities ................       2,096,428        2,313,968

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding ......              --               --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding .......................................              --               --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding          32,933           32,933
   Additional paid-in capital ..........................       7,196,197        7,196,197
   Accumulated deficit .................................      (2,017,960)      (2,268,459)
                                                             -----------      -----------
     Total shareholders' equity ........................       5,211,170        4,960,671
                                                             -----------      -----------
                                                             $ 9,133,457      $ 9,037,289
                                                             ===========      ===========

See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended March 31
                                           ----------------------------
                                               1998             1997
                                           -----------      -----------

REVENUE ..............................     $ 3,680,879      $ 3,143,645

COSTS AND EXPENSES:
   Direct Expenses ...................       2,791,810        2,461,584
   Depreciation and Amortization .....         296,607          208,155
   Pre-Opening Expenses ..............          23,871           47,143
                                           -----------      -----------
     Total Costs and Expenses ........       3,112,288        2,716,882
                                           -----------      -----------

CENTER OPERATING INCOME ..............         568,591          426,763

   Selling, General and Administrative         249,848          327,844
   Amortization ......................          29,653           24,643
                                           -----------      -----------

OPERATING INCOME .....................         289,090           74,276

   Interest Expense ..................         (72,064)         (46,377)
   Interest Income ...................          34,354           42,046
   Minority Interest .................            (881)          15,204
                                           -----------      -----------

NET INCOME ...........................     $   250,499      $    85,149
                                           ===========      ===========

INCOME PER SHARE:
   Basic and diluted .................     $       .08      $       .03
                                           ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted .................       3,293,300        3,293,300
                                           ===========      ===========

See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                         March 31
                                                                ------------------------
                                                                   1998           1997
                                                                ---------      ---------
OPERATING ACTIVITIES:
   Net income .............................................     $ 250,499      $  85,149
   Adjustments to reconcile net income to net cash provided
     by operating activities--
       Depreciation and amortization ......................       326,260        232,798
       Deferred Rent ......................................        (1,000)        (1,000)
       Change in operating assets and liabilities:
         Accounts receivable ..............................       287,230        153,652
         Prepaid expenses and other .......................       (18,531)        26,947
         Accounts payable .................................       (14,015)       (88,839)
         Other assets .....................................           948          5,200
         Accrued expenses .................................        88,836        109,332
                                                                ---------      ---------
           Net cash provided by operating activities ......       920,227        523,239
                                                                ---------      ---------

INVESTING ACTIVITIES:
   Purchases of property and equipment ....................      (882,834)       (99,589)
   Issuance of note receivable ............................            --       (480,029)
   Payments received on notes receivable ..................        71,582         27,180
                                                                ---------      ---------
     Net cash used in investing activities ................      (811,252)      (552,438)
                                                                ---------      ---------

FINANCING ACTIVITIES:
   Payments on long-term obligations ......................      (228,152)      (554,074)
   Additional borrowings of long-term debt ................            --        935,887
                                                                ---------      ---------
     Net cash provided by (used in) financing activities ..      (228,152)       381,813
                                                                ---------      ---------

     Net increase (decrease) in cash and cash equivalents .      (119,177)       352,614

CASH AND CASH EQUIVALENTS,
   beginning of period ....................................       554,540        150,232
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS,
   end of period ..........................................     $ 435,363      $ 502,846
                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest .............................................     $  73,715      $  86,080
                                                                =========      =========

     Taxes ................................................     $      --      $      --
                                                                =========      =========

NON-CASH ITEMS:
   Non-cash payments on notes receivable ..................     $  45,607      $  49,050
                                                                =========      =========

See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and 1997, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1997 and 1996, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

2.   Earnings Per Share:

     In 1997 the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported earnings per share for the three months ended March 31, 1997, were restated. The shares used for computing basic and diluted earnings per share were the same for the three months ended March 31, 1998 and 1997. Options and warrants were excluded from the computation of diluted earnings per share for both years because their effect would be anti-dilutive.

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

4.   Recently Issued Accounting Pronouncements:

     During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 at the end of 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

5.   Reclassifications:

     Certain 1997 amounts in the accompanying consolidated financial statements have been reclassified to conform to the first quarter 1998 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company currently operates seventeen Kids Quest centers providing hourly child care and fourteen New Horizon Child Care centers providing traditional child care services. The first Kids Quest center opened in May 1992 in Grand Casino Hinckley. Since that time, the Company has opened six additional Kids Quests at locations owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. In addition, the Company has opened three Kids Quests at casinos owned by Station Casinos, Inc. in Nevada and Missouri, as well as five additional locations with various other casino operators in Iowa, Connecticut, Michigan and Minnesota. The Company opened its first Kids Quest shopping mall location at Eden Prairie Center in Eden Prairie, Minnesota, in March 1994 and recently opened its second shopping mall location at Mall of America in Bloomington, Minnesota, in April 1998. The Kids Quest locations opened since 1996 include the following:

     Station Casino Kansas City                 Kansas City, MO     January 1997
     Sunset Station                             Las Vegas, NV       June 1997
     Treasure Island Resort and Casino
          (dba New Horizon Hourly Care)         Red Wing, MN        June 1997
     Bullwhackers Casino/Silver Hawk Casino     Black Hawk, CO      June 1997
     Mall of America                            Bloomington, MN     April 1998

     During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company opened its thirteenth New Horizon location in August 1996 in a newly constructed facility.

     In October 1996, the Company expanded its product line by opening a supervised video entertainment center in conjunction with its Kids Quest location at the Mohegan Sun Casino. The Company has since added supervised video entertainment centers at its Bullwhackers, Soaring Eagle and Treasure Island locations. In August 1997, the Company opened an employee child care center in connection with its hourly child care location at Treasure Island Resort and Casino. The Company plans to continue to seek opportunities for additional employee child care, retail and supervised video entertainment center locations.

     The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.


Results of Operations

     Revenue for the three months ended March 31, 1998, increased $537,234, or 17%, to $3,680,879 from $3,143,645 for the same period in 1997. The Company opened four new Kids Quest centers and a supervised video entertainment center since the beginning of 1997, which accounted for $493,629 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $21,960, or 1%, to $2,008,735 for the three months ended March 31, 1998, from $2,030,695 for the same period in 1997. The Company attributes this decrease primarily to a $96,630 decrease in revenue at its Boulder Station location, which was due to the opening of the Company's Sunset Station location within five miles of Boulder Station. However, the combined revenues at the Boulder Station and Sunset Station locations increased $129,491, or 35%, over the revenues at Boulder Station alone in 1997. Revenues for the Idaho New Horizon Child Care centers increased $65,565, or 7%, to $941,310 for the three month period ended March 31, 1998, from $875,745 for the same period in 1997.

     Costs and expenses for the three months ended March 31, 1998, increased $395,406, or 15%, to $3,112,288 from $2,716,882 for the same period in 1997.
This increase was due in part to the addition of four new Kids Quest locations in 1997, which accounted for $429,963 of increase. Costs and expenses from existing Kids Quest locations decreased $67,171, or 4%, to $1,605,415 for the three month period ended March 31, 1998, from $1,672,586 for the same period in 1997. Costs and expenses as a percent of revenue were 80% for existing Kids Quest locations for the three month period ended March 31, 1998, down from 82% for the same period in 1997. Costs and expenses for the Idaho New Horizon Child Care centers increased $32,615, or 4%, to $863,212 for the three months ended March 31, 1998, compared to $830,597 for the same period in 1997. As a percent of revenue, costs and expenses from the New Horizon centers were 92% for the three months ended March 31, 1998, down from 95% for the same period in 1997.

     Selling, general and administrative expenses decreased $77,996, or 24%, to $249,848 for the three month period ended March 31, 1998, from $327,844 for the same period in 1997. The decrease was due in part to a reduction in development expenses of $41,575 and a reduction in administrative salaries of $25,603. Despite the decrease in selling, general and administrative expenses, management expects such expenses to increase with the addition of and negotiation for new locations, but such expenses should decrease as a percentage of revenue with the continued expansion of the Company's business.

     Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $288,622 of reimbursements for rate discounts for the three month period ended March 31, 1998, versus $271,144 for the same period in 1997, an increase of $17,478, or 6%. The majority of these rate discount reimbursements were from three casinos owned by Grand Casinos, Inc. and four Indian casinos managed by Grand Casinos, Inc. There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreement with Grand Casinos or other casinos will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has eight locations that operated without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

     Interest expense for the three month period ended March 31, 1998, increased $25,687, or 55%, to $72,064 from $46,377 for the same period in 1997. This increase relates to debt incurred for the expansion of Kids Quest centers.

     Net income for the three month period ended March 31, 1998, was $250,499 compared to $85,149 for the same period in 1997. Management attributes the improved operating results to the additional four Kids Quest locations added in 1997, a 13% increase in profitability at existing Kids Quest locations, a $41,210 improvement in operating results from the Company's New Horizon Child Care centers, and the decrease in selling, general and administrative expense.


Liquidity and Capital Resources

     During the three month period ended March 31, 1998, the Company generated $920,227 from operations, invested $882,834 in property and equipment, and received payments on notes receivable of $71,582. Additionally, the Company made payments on long-term obligations of $228,152. The Company ended the period with a cash balance of $435,363. During the same period in 1997, the Company generated $523,239 from operations, invested $99,589 in property and equipment, issued a note receivable to Station Casinos, Inc. for $480,029 relating to the Kansas City Kids Quest location, as well as received payment on notes receivable of $27,180. The Company borrowed $935,887 to fund expansion, as well as to pay off its bank line of credit of $514,509 and other principal payments of $39,565. The Company ended the period with a cash balance of $502,846.

     The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company has funded its recent expansion through additional borrowings and with cash flow from operations. As of March 31, 1998, the Company had a working capital deficit of $507,611. The Company believes that cash flow from operations will be sufficient to fund ongoing operations. However, the Company will require additional financing in 1998 as it adds additional Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. The Company currently has no arrangements for such additional financing. The Company believes that it will be able to arrange such additional financing to fund additional expansion.


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


                          NEW HORIZON KIDS QUEST, INC.



                         By:      /s/ William M. Dunkley
                            -----------------------------------
                                  William M. Dunkley
                                  Chief Executive Officer


                         By:      /s/ Kevin M. Greer
                            -----------------------------------
                                  Kevin M. Greer
                                  Chief Financial Officer


Date:  May 12, 1998