Form 10QSB
period 1998-06-30
NEW HORIZON KIDS QUEST INC
filed 1998-08-13
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

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

                     YES (X)                         NO ( )

As of August 13, 1998, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

                                                                         Page
                                                                         ----

PART I.         FINANCIAL INFORMATION                                     3


ITEM 1.         Condensed Consolidated Financial Statements

         a)     Condensed Consolidated Balance Sheets --
                June 30, 1998, and December 31, 1997                      3

         b)     Condensed Consolidated Statements of
                Operations -- Three months and six months
                ended June 30, 1998, and 1997                             5

         c)     Condensed Consolidated Statements of
                Cash Flows -- Six months ended
                June 30, 1998, and 1997                                   6

         d)     Notes to Condensed Consolidated Financial
                Statements                                                7


ITEM 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                             8


PART II. OTHER INFORMATION                                               11


ITEM 4.         Submission of Matters to a Vote of Security Holders      11


ITEM 5.         Other Matters                                            11


Signatures                                                               12

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                  June 30,       December 31,
                                                                    1998             1997
                                                                -----------      -----------
                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..............................     $   319,740      $   554,540
   Accounts and notes receivable ..........................         570,116          773,120
   Prepaid expenses and other current assets ..............         148,135          262,150
   Current portion of notes receivable ....................         108,224          163,539
                                                                -----------      -----------
     Total current assets .................................       1,146,215        1,753,349
                                                                -----------      -----------
PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds ..........       8,346,456        6,522,416
   Less--Accumulated depreciation and amortization ........      (2,369,024)      (1,701,827)
                                                                -----------      -----------
     Property and equipment, net ..........................       5,977,432        4,820,589

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $204,807 and $163,547, respectively) .............       1,032,971        1,074,231
   Notes receivable, net of current portion ...............       1,140,492        1,202,216
   Other ..................................................         169,151          186,904
                                                                -----------      -----------
                                                                $ 9,466,261      $ 9,037,289
                                                                ===========      ===========

              See accompanying notes which are an integral part of
                             these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                    -----------      -----------
                                                                    (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt .......................     $ 1,108,158      $   861,645
   Accounts payable ...........................................         135,286          282,073
   Accrued expenses ...........................................         630,223          594,266
   Deferred rent ..............................................          22,666           24,666
                                                                    -----------      -----------
     Total current liabilities ................................       1,896,333        1,762,650

LONG-TERM DEBT, less current maturities .......................       2,317,775        2,313,968

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding .............            --               --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding ..............................................            --               --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding ......          32,933           32,933
   Additional paid-in capital .................................       7,196,197        7,196,197
   Accumulated deficit ........................................      (1,976,977)      (2,268,459)
                                                                    -----------      -----------
     Total shareholders' equity ...............................       5,252,153        4,960,671
                                                                    -----------      -----------
                                                                    $ 9,466,261      $ 9,037,289
                                                                    ===========      ===========

              See accompanying notes which are an integral part of
                             these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                     Six Months Ended
                                                        June 30                                June 30
                                            -------------------------------       -------------------------------
                                                    1998               1997              1998               1997
                                            ------------       ------------       ------------       ------------
REVENUE ................................    $  3,955,252       $  3,348,092       $  7,636,131       $  6,491,737

COSTS AND EXPENSES:
   Direct Expenses .....................       3,178,501          2,568,176          5,965,818          5,029,760
   Depreciation and Amortization .......         355,134            237,061            651,741            445,216
   Pre-Opening Expenses ................          97,805            123,917            126,169            171,060
                                            ------------       ------------       ------------       ------------
     Total Costs and Expenses ..........       3,631,440          2,929,154          6,743,728          5,646,036
                                            ------------       ------------       ------------       ------------

CENTER OPERATING INCOME ................         323,812            418,938            892,403            845,701

   Selling, General and Administrative .         198,141            311,032            447,989            638,876
   Depreciation and Amortization .......          29,653             24,643             59,306             49,286
                                            ------------       ------------       ------------       ------------

OPERATING INCOME .......................          96,018             83,263            385,108            157,539

   Interest Expense ....................         (97,971)           (71,265)          (170,035)          (117,642)
   Interest Income .....................          33,151             42,355             67,505             84,401
   Minority Interest ...................           9,785             12,613              8,904             27,817
                                            ------------       ------------       ------------       ------------

NET INCOME .............................    $     40,983       $     66,966       $    291,482       $    152,115
                                            ============       ============       ============       ============

INCOME PER SHARE:
   Basic and Diluted ...................    $        .01       $        .02       $        .09       $        .05
                                            ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and Diluted ...................       3,293,300          3,293,300          3,293,300          3,293,300
                                            ============       ============       ============       ============

              See accompanying notes which are an integral part of
                               these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30
                                                                ----------------------------
                                                                    1998             1997
                                                                -----------      -----------
OPERATING ACTIVITIES:
   Net income .............................................     $   291,482      $   152,115
   Adjustments to reconcile net income to net cash provided
     by operating activities--
       Depreciation and amortization ......................         711,047          494,502
       Deferred Rent ......................................          (2,000)          (2,001)
       Change in operating assets and liabilities:
         Accounts receivable ..............................         258,319          286,146
         Prepaid expenses and other .......................         114,015           33,622
         Accounts payable .................................        (146,787)          23,482
         Other assets .....................................          15,163          (22,616)
         Accrued expenses .................................          35,957           70,692
                                                                -----------      -----------
           Net cash provided by operating activities ......       1,277,196        1,035,942
                                                                -----------      -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment ....................      (1,824,040)        (971,605)
   Issuance of note receivable ............................            --           (500,492)
   Payments received on note receivable ...................          61,724          136,149
                                                                -----------      -----------
     Net cash used in investing activities ................      (1,762,316)      (1,335,948)
                                                                -----------      -----------

FINANCING ACTIVITIES:
   Payments on long-term obligations ......................        (454,681)        (744,011)
   Additional borrowings of long-term debt ................         705,001        1,735,574
                                                                -----------      -----------
     Net cash provided by financing activities ............         250,320          991,563
                                                                -----------      -----------

     Net increase (decrease) in cash and cash equivalents .        (234,800)         691,557

CASH AND CASH EQUIVALENTS, beginning of period ............         554,540          150,232
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of period ..................     $   319,740      $   841,789
                                                                ===========      ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest .............................................     $   167,309      $   113,388
                                                                ===========      ===========

     Taxes ................................................     $      --        $      --
                                                                ===========      ===========
NON-CASH ITEMS:
   Non-cash payments on notes receivable ..................          65,606           49,050
                                                                ===========      ===========

              See accompanying notes which are an integral part of
                               these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results may not be indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the six months ended June 30, 1998 and 1997, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1997 and 1996, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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

2.   Earnings Per Share:

     In 1997 the Company adopted SFAS No. 128, "Earnings Per Share." The shares used for computing basic and diluted earnings per share were the same for the three months and six months ended June 30, 1998 and 1997. Options and warrants were excluded from the computation of diluted earnings per share for both years because their effect would be anti-dilutive.

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

4.   Reclassifications:

     Certain 1997 amounts in the accompanying consolidated financial statements have been reclassified to conform to the second quarter 1998 presentation. Such reclassification had no effect on previously reported net loss or shareholders' equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company currently operates seventeen Kids Quest centers providing hourly child care and fifteen New Horizon Child Care centers providing traditional child care services. The first Kids Quest center opened in May 1992 in Grand Casino Hinckley. Since that time, the Company has opened six additional Kids Quests at locations owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. In addition, the Company has opened three Kids Quests at casinos owned by Station Casinos, Inc. in Nevada and Missouri, as well as five additional locations with various other casino operators in Iowa, Connecticut, Michigan and Minnesota. The Company opened its first Kids Quest shopping mall location at Eden Prairie Center in Eden Prairie, Minnesota, in March 1994 and recently opened its second shopping mall location at Mall of America in Bloomington, Minnesota, in April 1998. The Kids Quest locations opened since 1996 include the following:

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

     In October 1996, the Company expanded its product line by opening a supervised video entertainment center in conjunction with its Kids Quest location at the Mohegan Sun Casino. The Company has since added supervised video entertainment centers at its Bullwhackers, Soaring Eagle and Treasure Island locations. In August 1997, the Company opened an employee child care center in connection with its hourly child care location at Treasure Island Resort and Casino. In August 1998, the Company opened its second employee child care center in Joliet, Illinois, in connection with Empress Casino Joliet and Mobil Oil Corporation. The Company plans to continue to seek opportunities for additional employee child care and supervised video entertainment center locations.

     The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.


Results of Operations

     Revenue for the three months ended June 30, 1998, increased $607,160, or 18%, to $3,955,252, from $3,348,092 for the same period in 1997. The Company opened four new Kids Quest centers, two supervised video entertainment centers, and an employee child care center since the beginning of the three month period in 1997, which accounted for $431,208 of additional revenue. Revenue for the Kids Quest centers open during both periods increased $88,410, or 4%, to $2,290,791 for the three months ended June 30, 1998, from $2,202,381 for the same period in 1997. Revenues for the Idaho New Horizon Child Care centers increased $87,542, or 9%, to $1,023,758 for the three month period ended June 30, 1998, from $936,216 for the same period in 1997.

     Revenues for the six month period ended June 30, 1998, increased $1,144,394, or 18%, to $7,636,131 in 1998 compared to $6,491,737 for the same period in 1997. This increase is due primarily to the addition of five new Kids Quest centers, two supervised video entertainment centers and an employee child care center added since the beginning of 1997, which accounted for $1,166,047 of increased revenue. Revenue from existing Kids Quest centers decreased $174,761, or 7%, to $2,406,239 for the six month period ended June 30, 1998, from $2,581,000 for the same period in 1997. This is due primarily to a decrease in revenue at the Company's Boulder Station location where revenues declined $183,487 after the opening of the Company's Sunset Station location located within five miles of the Boulder Station location. Revenue from the thirteen Idaho New Horizon Child Care centers increased $153,108, or 8%, to $1,965,068 in 1998 from $1,811,960 for the same period in 1997.

     Costs and expenses for the three months ended June 30, 1998, increased $702,286, or 24%, to $3,631,440 from $2,929,154 for the same period in 1997. The increase is attributable primarily to the new locations added since the beginning of the three month period in 1997, which accounted for $447,797 of the increase. Costs and expenses for existing Kids Quest locations increased $188,630, or 11%, to $1,890,256 for the three month period ended June 30, 1998, from $1,701,626 for the same period in 1997. This increase is due in part to a rent increase at Station Casino Kansas City, as well as various other increases in operating costs at other locations. Costs and expenses for the Idaho New Horizon Child Care centers increased $65,860, or 8%, between periods but decreased as a percentage of revenue to 92% for the three period ended June 30, 1998, from 94% for the same period in 1997.

     Costs and expenses for the six months ended June 30, 1998, increased $1,097,692, or 19%, to $6,743,728 from $5,646,036 for the same period in 1997.
This increase was due primarily to new locations added during 1997, which accounted for $1,069,999 of the increase. Costs and expenses at existing Kids Quest locations decreased $70,782, or 4%, between periods. Costs and expenses at the Idaho New Horizon Child Care centers increased $98,475, or 6%, between periods. However, costs and expenses as a percentage of revenue decreased to 92% for the six month period ended June 30, 1998, versus 94% for the same period in 1997.

     Selling, general and administrative (SG&A) expenses decreased $112,891, or 36%, to $198,141 for the three month period ended June 30, 1998, from $311,032 for the same period in 1997. The decrease was due primarily to reductions of and reimbursements for administrative salaries and development expenses. Despite the decrease in SG&A expenses, management expects such expenses to increase with the addition of and negotiation for new locations.

     SG&A expenses for the six month period ended June 30, 1998, decreased $190,887, or 30%, to $447,989 from $638,876 for the same period in 1997. This decrease is due primarily to reductions of and reimbursement for administrative salaries and development expenses.

     Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference of such amount charged and the fair market value. The Company received $303,464 of reimbursements for the three month period ended June 30, 1998, versus $285,471 for the same period in 1997, an increase of $17,993, or 6%. For the six month period ended June 30, 1998, the Company received $592,086, an increase of $35,471, or 6%, from $556,615 for the same period in 1997. The majority of these rate discount reimbursements were from three casinos owned by Grand Casinos, Inc. and four Indian casinos managed by Grand Casinos, Inc. There can be no assurance that such discounts and reimbursements will not be modified or discontinued altogether, or that future Kids Quest agreements with Grand Casinos or other casinos will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. Although this may cause patronage to decline and ultimately result in lower revenues, the Company currently has nine locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

     Interest expense for the three month period ended June 30, 1998, increased $26,706, or 37%, to $97,971 from $71,265 for the same period in 1997. Interest expense for the six months ended June 30, 1998, increased $52,393, or 45%, to $170,035 from $117,642 for the same period in 1997. These increases related to debt incurred for the expansion of Kids Quest centers.

     Net income for the three month period ended June 30, 1998, was $40,983 compared to $66,966 for the same period in 1997, a decrease of $25,983, or 39%. Management attributes the decrease to a $100,220 decrease in operating income from existing Kids Quest centers, new locations added since the beginning of 1997 which reduced operating income between periods by $16,588, offset by improved operating results from the Idaho New Horizon Child Care centers of $34,006 and decreases in SG&A for the quarter.

     Net income for the six month period ended June 30, 1998, increased $139,367, or 92%, to $291,482 from $152,115 for the same period in 1997. The
Company attributes this increase primarily to $96,048 of additional operating income from centers added since the beginning of 1997, offset by a $103,979 decrease in operating income from existing Kids Quest centers, improved operating results from Idaho centers of $75,308, and decreases in SG&A expenses.

Liquidity and Capital Resources

     During the six month period ended June 30, 1998, the Company generated $1,277,196 from operations, invested $1,824,040 in property and equipment, and received payments on notes receivable of $61,724. The Company made payments on long-term debt of $454,681 and borrowed an additional $705,001 related to the Mall of America location opened during the quarter. The Company ended the period with a cash balance of $319,740. During the same period in 1997, the Company generated $1,035,942 from operations, invested $971,605 in property and equipment, and issued a note receivable to Station Casinos, Inc. for $500,492 related to the Kansas City Kids Quest location, as well as received payment on notes receivable of $136,149. The Company borrowed $1,735,574 to fund expansion as well as to pay off its bank line of credit of $514,509 and other principal payments of $229,502. The Company ended the period in 1997 with a cash balance of $841,789.

     The Company's capital needs depend on the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest and New Horizon Child Care centers, as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest and New Horizon Child Care contracts and is engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company has funded its recent expansion through additional borrowings and with cash flow from operations. As of June 30, 1998, the Company had a working capital deficit of $750,118. The Company believes that cash flow from operations will be sufficient to fund on-going operations. However, the Company may require additional financing in 1998 as it adds additional Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. The Company currently has no arrangements for such additional financing. The Company believes that it will be able to arrange such additional financing to fund additional expansion.


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

                          PART II. - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The following matters were submitted to a vote of security holders at the Company's annual meeting held on June 10, 1998.

     1. The election of five directors to serve for the ensuing year and until their successors shall be qualified and duly elected.

          DIRECTOR                   FOR             WITHHOLD         BROKER
          NOMINEE NAME               NOMINEE         AUTHORITY        NON-VOTES
          ------------               -------         ---------        ---------

          William M. Dunkley         2,859,963         25,800             0
          Susan K. Dunkley           2,859,963         25,800             0
          Jay L. Bennett             2,859,963         25,800             0
          Lyle Berman                2,859,963         25,800             0
          Kenneth Brimmer            2,859,963         25,800             0


ITEM 5 - OTHER MATTERS

Discretionary Proxy Voting Authority/Shareholder Proposals

     On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised that the meeting, without any discussion of the matter in the proxy statement.

     With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal which the shareholder has not previously sought to include in the Company's proxy statement by March 20, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEW HORIZON KIDS QUEST, INC.



                               By:      /s/ William M. Dunkley
                                  ------------------------------------
                                        William M. Dunkley
                                        Chief Executive Officer


                               By:      /s/ Kevin M. Greer
                                  ------------------------------------
                                        Kevin M. Greer
                                        Chief Financial Officer



Date: August 13, 1998