Form 10QSB
period 1998-09-30
NEW HORIZON KIDS QUEST INC
filed 1998-11-12
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to .

                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                  41-1719363
            ---------                                  ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


                  13705 First Avenue North, Plymouth, MN 55441
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (612) 557-1111


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES [X]      NO [ ]

As of November 5, 1998, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION                                              3


ITEM 1.     Condensed Consolidated Financial Statements

       a)   Condensed Consolidated Balance Sheets --
            September 30, 1998, and December 31, 1997                          3

       b)   Condensed Consolidated Statements of Operations -- Three
            months and nine months
            ended September 30, 1998, and 1997                                 5

       c)   Condensed Consolidated Statements of
            Cash Flows -- Nine months ended
            September 30, 1998, and 1997                                       6

       d)   Notes to Condensed Consolidated Financial
            Statements                                                         7


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                      8


PART II.    OTHER INFORMATION                                                 12


Signatures                                                                    13

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                      September 30, December 31,
                                                          1998          1997
                                                     -------------  ------------
                                                      (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents .....................   $   182,025    $   554,540
   Accounts receivable ...........................       718,645        773,120
   Prepaid expenses and other current assets .....       194,179        262,150
   Current portion of notes receivable ...........       119,557        163,539
                                                     -----------    -----------
      Total current assets .......................     1,214,406      1,753,349
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds .     8,993,512      6,522,416
   Less--Accumulated depreciation and amortization    (2,784,058)    (1,701,827)
                                                     -----------    -----------
      Total property and equipment ...............     6,209,454      4,820,589

OTHER ASSETS:
   Goodwill (net of accumulated amortization
       of $225,437 and $163,547, respectively) ...     1,012,341      1,074,231
   Notes receivable, net of current portion ......     1,103,107      1,202,216
   Other .........................................       160,381        186,904
                                                     -----------    -----------
                                                     $ 9,699,689    $ 9,037,289
                                                     ===========    ===========





   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           September 30,    December 31,
                                                               1998            1997
                                                           -------------   -----------
                                                            (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt .................   $ 1,111,227    $   861,645
   Accounts payable .....................................       606,495        282,073
   Accrued expenses .....................................       644,890        594,266
   Deferred rent ........................................        21,666         24,666
                                                            -----------    -----------
      Total current liabilities .........................     2,384,278      1,762,650

LONG-TERM DEBT, less current maturities .................     2,038,097      2,313,968

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
      authorized; no shares issued and outstanding ......          --             --
   Series A convertible preferred stock, $.01 par value,
      1,500,000 shares authorized; no shares issued and
      outstanding .......................................          --             --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 3,293,300 shares issued and outstanding        32,933         32,933
   Additional paid-in capital ...........................     7,196,197      7,196,197
   Accumulated deficit ..................................    (1,951,816)    (2,268,459)
                                                            -----------    -----------
      Total shareholders' equity ........................     5,277,314      4,960,671
                                                            -----------    -----------
                                                            $ 9,699,689    $ 9,037,289
                                                            ===========    ===========







   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                Three Months Ended             Nine Months Ended
                                                   September 30                   September 30
                                         ----------------------------    ----------------------------
                                              1998            1997            1998            1997
                                         -------------   ------------    ------------    ------------


REVENUE ..............................   $  4,372,368    $  4,001,377    $ 12,008,499    $ 10,493,113

COSTS AND EXPENSES:
   Direct Expenses ...................      3,483,203       3,376,771       9,449,020       8,406,531
   Depreciation and Amortization .....        407,285         286,923       1,059,026         732,139
   Pre-Opening Expenses ..............         52,860          42,471         179,029         213,531
                                         ------------    ------------    ------------    ------------
      Total Costs and Expenses .......      3,943,348       3,706,165      10,687,075       9,352,201
                                         ------------    ------------    ------------    ------------

CENTER OPERATING INCOME ..............        429,020         295,212       1,321,424       1,140,912

   Selling, General and Administrative        302,226         366,990         750,215       1,005,866
   Depreciation and Amortization .....         29,674          28,543          88,980          77,829
                                         ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) ..............         97,120        (100,321)        482,229          57,217

   Interest Expense ..................        (96,123)        (84,429)       (266,159)       (202,071)
   Interest Income ...................         33,869          34,080         101,374         118,481
   Minority Interest .................         (9,704)          1,091            (801)         28,908
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS) ....................   $     25,162    $   (149,579)   $    316,643    $      2,535
                                         ============    ============    ============    ============

INCOME (LOSS) PER SHARE:
   Basic and Diluted .................   $        .01    $       (.05)   $        .10    $        .00
                                         ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic and Diluted .................      3,293,300       3,293,300       3,293,300       3,293,300
                                         ============    ============    ============    ============




     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Nine Months Ended
                                                                      September 30
                                                              --------------------------
                                                                  1998           1997
                                                              -----------    -----------
OPERATING ACTIVITIES:
   Net income .............................................   $   316,643    $     2,535
   Adjustments to reconcile net income to net cash provided
      by operating activities--
         Depreciation and amortization ....................     1,148,006        809,968
         Change in operating assets and liabilities:
            Accounts receivable ...........................        54,475        138,552
            Prepaid expenses and other ....................        67,971        (48,151)
            Accounts payable ..............................       324,422         16,716
            Other assets ..................................        22,638        (40,573)
            Accrued expenses ..............................        47,624        140,352
                                                              -----------    -----------
               Net cash provided by operating activities ..     1,981,779      1,019,399
                                                              -----------    -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment ....................    (2,471,096)    (1,590,924)
   Issuance of note receivable ............................          --         (945,600)
   Payments received on note receivable ...................       143,091        719,943
                                                              -----------    -----------
   Net cash used in investing activities ..................    (2,328,005)    (1,816,581)
                                                              -----------    -----------

FINANCING ACTIVITIES:
   Payments on long-term obligations ......................      (731,290)      (922,546)
   Additional borrowings of long-term debt ................       705,001      2,353,664
                                                              -----------    -----------
      Net cash provided by (used in) financing activities .       (26,289)     1,431,118
                                                              -----------    -----------

      Net increase (decrease) in cash and cash equivalents       (372,515)       633,936

CASH AND CASH EQUIVALENTS, beginning of period ............       554,540        150,232
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ..................   $   182,025    $   784,168
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
      Interest ............................................   $   263,679    $   192,698
                                                              ===========    ===========

      Taxes ...............................................   $      --      $      --
                                                              ===========    ===========

NON-CASH ITEMS:
   Non-cash payments on notes receivable ..................   $    65,606    $    95,398
                                                              ===========    ===========




     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results may not be indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the nine months ended September 30, 1998 and 1997, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1997 and 1996, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.    Basis of Presentation:

      Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

      During June 1996, a newly established entity owned 51% by the Company and 49% by Ameristar Casino Council Bluffs, Inc. ("Ameristar"), Kids Quest of Council Bluffs, LLC ("Kids Quest LLC") began operating a Kids Quest facility in Council Bluffs, Iowa. The operating agreement governing Kids Quest LLC provides for the owners to share in profits and losses of Kids Quest LLC.

2.    Earnings Per Share:

      The shares used for computing basic and diluted earnings per share were the same for the three months and nine months ended September 30, 1998 and 1997. Options and warrants were excluded from the computation of diluted earnings per share for both years because their effect would be anti-dilutive.

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

4.    Reclassifications:

      Certain 1997 amounts in the accompanying consolidated financial statements have been reclassified to conform to the third quarter 1998 presentation. Such reclassification had no effect on previously reported net income (loss) or shareholders' equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company currently operates seventeen Kids Quest centers providing hourly child care and fifteen New Horizon Child Care centers providing traditional child care services. The Company also operates supervised video entertainment centers in conjunction with four of its Kids Quest locations. Two of the Company's New Horizon centers are employee child care centers, including the Company's most recent opening in Joliet, Illinois, in connection with Empress Casino Joliet and Mobil Oil Corporation. The Company will be opening its fourth Kids Quest facility with Station Casinos, Inc. early in the first quarter of 1999 at Texas Station in Las Vegas, Nevada. The Company plans to continue to seek opportunities for additional Kids Quest, New Horizon Child Care and supervised video entertainment center locations.

      The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.


Results of Operations

      Revenue for the three months ended September 30, 1998, increased $370,991, or 9%, to $4,372,368, from $4,001,377 for the same period in 1997. The Company opened one new Kids Quest center, one supervised video entertainment center and two employee child care centers since the beginning of the three month period in 1997, which accounted for $190,720 of additional revenue. Revenue for Kids Quest centers open during both periods increased $124,498, or 4%, to $3,172,085 for the three months ended September 30, 1998, from $3,047,587 for the same period in 1997. The Company's 1998 revenue was impacted by the closure of its Biloxi, Mississippi, and Gulfport, Mississippi, locations for the final ten days of the quarter due to Hurricane Georges. In addition, the Company's Grand Casino Coushatta location in Kinder, Louisiana, was closed for the final seventeen days of the period due to a relocation within the property. Revenues for the Idaho New Horizon Child Care centers increased $55,773, or 6%, to $939,200 for the three month period ended September 30, 1998, from $883,427 for the same period in 1997.

      Revenue for the nine month period ended September 30, 1998, increased $1,515,386, or 14%, to $12,008,499 in 1998 compared to $10,493,113 for the same period in 1997. The Company added five new Kids Quest centers, two supervised video entertainment centers and two employee child care centers during the comparable periods, which accounted for $1,162,748 of the increase in revenue. Revenue from existing Kids Quest centers increased $143,758, or 2%, to $6,632,975 for the nine month period ended September 30, 1998, from $6,489,217 for the same period in 1997. This increase was negatively impacted by a $215,217, or 21%, decrease in revenue at the Company's Boulder Station location due to the opening of the Company's Sunset Station center located within five miles of the Boulder Station location. In addition, same location revenue was negatively impacted by the closure of its Biloxi, Mississippi, and Gulfport, Mississippi, locations for the final ten days of the period due to Hurricane Georges and the relocation of the Company's Grand Casino Coushatta location which caused the center to be closed for the final seventeen days of the period. Revenue from the thirteen Idaho New Horizon Child Care centers increased $208,880, or 8%, to $2,904,268 in 1998 from $2,695,388 for the same period in
1997.

      Costs and expenses for the three months ended September 30, 1998, increased $237,183, or 6%, to $3,943,348 from $3,706,165 for the same period in 1997. Costs and expenses related to new locations added since the beginning of the three month period in 1997 accounted for an increase of $242,448. Costs and expenses at existing Kids Quest locations decreased by $6,382 to $2,657,115 for the three month period in 1998 from $2,663,497 for the same period in 1997. Cost and expenses at the Idaho New Horizon Child Care centers increased $1,117 to $957,737 in 1998 from $956,620 for the same period in 1997. Costs and expenses as a percent of revenue declined to 90% for the three month period ended September 30, 1998, from 93% for the same period in 1997.

      Costs and expenses for the nine months ended September 30, 1998, increased $1,334,874, or 14%, to $10,687,075 from $9,352,201 for the same period in 1997.
This increase is due primarily to new locations added since the beginning of 1997 which accounted for $1,102,567 of the increase. Costs and expenses for existing Kids Quest locations increased $132,715, or 2%, to $5,473,041 for the nine month period ended September 30, 1998, from $5,340,326 for the same period in 1997. Costs and expenses at the Idaho New Horizon Child Care locations increased $99,592, or 4%, to $2,764,456 for the nine month period ended September 30, 1998, from $2,664,864 for the same period in 1997. The Company attributes the increases in costs and expenses related to existing locations primarily to direct costs associated with additional revenues at those locations. Costs and expenses overall for the comparable periods remained at 89% of revenue.

      Selling, general and administrative (SG&A) expenses decreased $64,764, or 18%, to $302,226 for the three month period ended September 30, 1998, from $366,990 for the same period in 1997. This decrease is due primarily to reductions of and reimbursements for administrative salaries and development expenses. Despite the decrease in SG&A expenses, management expects such expenses to increase with the addition of and negotiation for new locations.

      SG&A expenses for the nine month period ended September 30, 1998, decreased $255,651, or 25%, to $750,215 from $1,005,866 for the same period in 1997. This decrease is due primarily to reductions of and reimbursements for administrative salaries and development expenses.

      Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value of Kids Quest services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. Casino operators must reimburse the Company for the difference of such amount charged and the fair market value. The Company received $331,515 of reimbursements for the three month period ended September 30, 1998, versus $318,317 for the same period in 1997, an increase of $13,198, or 4%. For the nine month period September 30, 1998, the Company received $923,601, an increase of $48,669, or 6%, from $874,932 for the same period in 1997. The majority of these rate discount reimbursements were from three casinos owned by Grand Casinos, Inc., three Indian casinos managed by Grand Casinos, Inc. and a fourth Indian casino managed for a portion of the year by Grand Casinos, Inc. There can be no assurance that such discounts and reimbursements will not be modified or discontinued altogether or that future Kids Quest agreements with Grand Casinos, Inc. or other casinos will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. Although this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operate without any rate discount and has found no evidence to conclude that higher, non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

      Interest expense for the three month period ended September 30, 1998, increased $11,694, or 14%, to $96,123 from $84,429 for the same period in 1997. Interest expense for the nine months ended September 30, 1998, increased $64,088, or 32%, to $266,159 from $202,071 for the same period in 1997. These increases related to debt incurred for the addition of Kids Quest centers.

      Net income for the three month period ended September 30, 1998, was $25,162 compared to a loss of $149,579 for the same period in 1997, an increase of $174,741. Management attributes the increase primarily to improved operating results at its existing Kids Quest locations, which contributed an additional $130,880 between comparable periods, and a decrease in operating loss of $52,523 for existing Idaho New Horizon Child Care centers, as well as decreases in SG&A expenses for the quarter. The Company was negatively impacted by new locations added since the beginning of the three month period ended September 30, 1998, which contributed $51,727 of additional losses between periods and the temporary closure of three Kids Quest locations at the end of the quarter.

      Net income for the nine month period ended September 30, 1998, increased $314,108 to $316,643 from $2,535 for the same period in 1997. The Company attributes this increase primarily to $60,181 of additional operating income from centers added since the beginning of 1997, $11,043 of additional operating income from existing Kids Quest centers, and a $127,830 reduction of operating loss from the Idaho New Horizon Child Care centers and decreases in SG&A expenses.


Liquidity and Capital Resources

      During the nine month period ended September 30, 1998, the Company generated $1,981,779 from operations, invested $2,471,096 in property and equipment related to new locations and equipment upgrades, and received payments on notes receivable of $143,091. The Company made payments on long-term debt of $731,290 and borrowed an additional $705,001 related to the Mall of America location opened during the second quarter of 1998. The Company ended the period with a cash balance of $182,025. During the same period in 1997, the Company generated $1,019,399 from operations, invested $1,590,924 in property and equipment and issued notes receivable to Station Casinos, Inc. for $491,650 and $453,950 relating to the Kansas City and Sunset Station Kids Quest locations, respectively, as well as received payments on notes receivable of $719,943. The Company borrowed $2,353,664 to fund expansion as well as to pay off its bank line of credit of $514,509 and other principle payments of $408,037. The Company ended the period in 1998 with a cash balance of $784,168.

      The Company's capital needs depend on the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest and New Horizon Child Care centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest and New Horizon Child Care contracts and is engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company has funded its recent expansion through additional borrowings and with cash flow from operations. As of September 30, 1998, the Company had a working capital deficit of $1,169,872. The Company believes that cash flow from operations will be sufficient to fund on-going operations. However, the Company may require additional financing in 1998 and 1999 as it adds additional Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions. The Company currently has no firm arrangements for such additional financing. The Company believes it will be able to arrange such additional financing through borrowings to fund additional expansion.


Year 2000 Compliance

      Beginning in early 1998, the Company began evaluating its year 2000 readiness. The Company began testing its various information systems to determine if they would correctly recognize and process data information beyond the year 1999. The evaluation performed included in-house testing of systems by Company employees, use of various purchased evaluation software, and discussions with material software vendors. The results of the Company's evaluations have resulted in the conclusion that much of the Company's systems software, as well as the imbedded technology of some of the Company's hardware equipment, is not year 2000 compliant. The Company has begun to upgrade its systems with software and hardware that is year 2000 compatible. Many of these upgrades were previously planned in the normal course without regard to the year 2000 issue. A significant portion of the upgrades are being provided by vendors pursuant to previously existing software development and service agreements with the remaining upgrades requiring expenditure by the Company. The costs incurred to date by the Company are immaterial. The Company currently estimates that its total expenditures will be less than $50,000 to complete its system upgrades to year 2000 compliance. The Company plans to have the majority of upgrades, primarily related to revenue recognition and internal accounting, effective January 1, 1999.

      Although the Company anticipates the bulk of its upgrades to year 2000 compliance will be completed by early 1999, the Company will continue its evaluation efforts through 1999 and into the year 2000 to identify any previously unanticipated or unidentified year 2000 issues. If any additional issues or complications arise that may potentially cause any business interruption, the Company believes it can effectively rely on manual systems to assure minimal business interruption as a result of year 2000 system failures.

      The Company's reliance on third party vendors are not considered material and would cause only minor disruption to the Company due to year 2000 non-compliance by such vendor. In any case, the Company is in the process of evaluating the potential of any third parties that could have an effect on the Company and plans to begin surveying those entities to determine their year 2000 readiness.

      Based on the information the Company currently has available, the Company does not believe that the year 2000 should pose a significant threat to disruption of the Company's business. Although the Company will continue to monitor the issue and its readiness to deal with any potential issues, there can be no assurances that the Company will be able to identify or cure any unforeseen year 2000 compliance issue, particularly where the Company is relying on a supplier or other third party vendor or that such reliance will not have a an adverse effect on the Company.


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


                             NEW HORIZON KIDS QUEST, INC.



                             By:  /s/ William M. Dunkley
                                  ----------------------------------------------
                                  William M. Dunkley
                                  Chief Executive Officer


                             By:  /s/ Kevin M. Greer
                                  ----------------------------------------------
                                  Kevin M. Greer
                                  Chief Financial Officer



Date:  November 11, 1998