Form 10KSB40
period 1998-12-31
NEW HORIZON KIDS QUEST INC
filed 1999-03-30
CIK 1001579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark one)
    (X) Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       Or
    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27780

                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                    41-1719363
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       16355 36TH AVENUE NORTH, SUITE 700
                            PLYMOUTH, MINNESOTA 55447

       Registrant's telephone number, including area code:(612) 557-1111

       Securities registered pursuant to
       Section 12(b) of the Act:             None

       Securities registered pursuant to
       Section 12(g) of the Act:             Common Stock ($.01 par value)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB. |X|

         The registrant's revenues for its most recent fiscal year were $15,599,870.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock as quoted on the Nasdaq SmallCap Market on March 24, 1999, was approximately $1,940,625.

         As of March 20, 1999, there were 3,293,300 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the documents listed below have been incorporated by reference into this Form 10-KSB.

                  Document Incorporated                     Part of Form 10-KSB
Proxy Statement for 1999 Annual Meeting of Shareholders          Part III

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
         Item 3.      LEGAL PROCEEDINGS...................................... 10
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.... 10

PART II. .................................................................... 11
         Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................... 11
         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS................... 12
         Item 7.      FINANCIAL STATEMENTS................................... 17
         Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................... 32

PART III..................................................................... 32
         Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                      EXCHANGE ACT OF 1934................................... 32
         Item 10.     EXECUTIVE COMPENSATION................................. 33
         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT............................................. 33
         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 33
         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K....................... 33




"NEW HORIZON KIDS QUEST," "KID QUEST" AND "GRAND CASINO KIDS QUEST" ARE SERVICE MARKS OF NEW HORIZON KIDS QUEST, INC. "NEW HORIZON" IS A SERVICE MARK OF NEW HORIZON ENTERPRISES, INC. THIS DOCUMENT MAY CONTAIN
TRADEMARKS OF OTHER COMPANIES.

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

     New Horizon Kids Quest, Inc. (the "Company") develops, owns and operates supervised children's entertainment facilities under the name Kids Quest and premium traditional child care centers under the name New Horizon Child Care. The Company currently operates a total of 33 child care centers: 14 New Horizon Child Care centers in Idaho, a New Horizon Child Care center in Joliet, Illinois for employees of Empress Casino and Mobil Oil Corporation, and 18 Kids Quest centers in nine states, including four with supervised video entertainment centers and one with an employee child care center. The Company intends to expand its operations through the development of additional Kids Quest centers and the acquisition or development of additional New Horizon Child Care centers.

     Kids Quest combines supervised, hourly child care with children's entertainment and recreational facilities. The Kids Quest concept was developed to provide casino guests with quality child care, and the Company opened its first Kids Quest at Grand Casino Hinckley in May 1992. Unlike many "pay for play" providers where parents are required to remain with their children, Kids Quest allows parents to pursue activities away from the center while their children are supervised and entertained. Kids Quest is designed to delight children, encourage repeat visits, and provide parents with the peace of mind afforded by supervised child care.

     Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at the Mall of America in Minneapolis, Minnesota. Knott's Camp Snoopy is the largest indoor theme park in the United States, and the Mall of America is the largest fully enclosed retail and family entertainment complex in the United States. Sixteen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties, including Station Casino St. Charles in St. Charles, Missouri. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. The Company then entered into new, three year leases with the Mille Lacs Band of Ojibwe for its Hinckley and Mille Lacs locations. In December 1998, Grand Casinos, Inc. transferred its two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. was then merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s remaining properties with the gaming operations previously held by Hilton Hotels. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, two Kids Quest centers in Louisiana casinos operated by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation, all of which casinos continue to operate using the Grand Casinos name. The Company will be opening its 19th and 20th Kids Quest centers this year in the AVI Hotel and Casino in Laughlin, Nevada and at Cliff Castle Casino in Camp Verde, Arizona.

     The Company currently operates two employee child care centers - in Joliet, Illinois for the employees of Empress Casino and Mobil Oil Corporation and in Red Wing, Minnesota in conjunction with its Treasure Island Kids Quest for Treasure Island employees. In addition, the Company has entered into an agreement to develop a New Horizon Child Care center providing employee care at The Venetian

Resort-Hotel-Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip.

     The Company is a licensee of the service mark "New Horizon" pursuant to a licensing agreement entered into with New Horizon Enterprises, Inc. ("New Horizon Enterprises"). Three of the Company's principal shareholders are the principal shareholders and executive officers of New Horizon Enterprises. New Horizon Enterprises and its affiliates have owned and operated child care centers since 1971 and currently operate 47 licensed child care centers in Minnesota under the names New Horizon Child Care and Kinderberry Hill Child Development. The Company does not have any ownership interest in these Minnesota centers. Under the licensing agreement, New Horizon Enterprises has granted the Company the exclusive right to develop future New Horizon Child Care and Kinderberry Hill centers outside of Minnesota.

     New Horizon Kids Quest, Inc. was incorporated in Minnesota in March 1992. The Company's principal executive offices are located at 16355 36th Avenue North, Suite 700, Plymouth, Minnesota 55447, and its telephone number at that location is (612) 557-1111.

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

     The Company currently operates 18 Kids Quest centers generally ranging in size from 6,000 to 22,000 square feet. Each center features a specially designed, padded floor-to-ceiling climbing maze and play structure consisting of up to 35 activities, including tunnels, slides, ball baths, ramps, stairs, climbing nets, periscopes, air hops, bumper bags, talking tubes and other activities allowing children to crawl, climb, bounce, hop, tumble and slide in the safety of a secure environment.

     Kids Quest offers a wide range of services and activities for children ranging from six weeks to 12 years of age. Kids Quest offers a broad array of toy-filled play areas and the latest in custom-designed, interactive media, electronic entertainment, and computer technology. Some of these activities include: "Construction Quarry" featuring Duplos and Legos to stimulate imagination and creative thinking; a mini video entertainment center featuring carefully chosen non-violent, interactive games that develop quick reflexes and hand-to-eye coordination; "Star Stage," an interactive Karaoke stage to help foster creativity and self-esteem; a movie room equipped with a large-screen stereo television and child-sized furniture to simulate a movie theater; a Barbie doll house community filled with props and accessories; Sega, Nintendo and interactive CD-ROM computers providing a quieter alternative for children; Fascination Station computers allowing children to create computerized art and design their own unique creations; and many other areas designed to provide children with hours of entertainment and variety. The centers also offer specially designed areas for infants and toddlers which include kitchenettes, infant swings, padded climbing areas and separate sleeping areas with cribs. The Company intends to include substantially all of the features described above in each of its future Kids Quest centers, subject to market demand and space limitations.

     Kids Quest centers charge fees ranging from $3.50 to $7.00 per hour depending on the location. Pursuant to the terms of some of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. All activities such as arcade, video and skill games are included in Kids Quest's hourly fees. For an additional charge, Kids Quest offers nutritionally balanced meals at lunch and dinner time, as well as a full service snack bar. Kids Quest promotes special events such as birthdays, club meetings and field trips at special group rates. Although hours vary by location, Kids Quest centers generally open at 9:00 or 10:00 a.m. and close at 11:00 p.m. weekdays, and later on weekends.

     Four of the Company's Kids Quest centers also include a supervised video entertainment center featuring non-violent entertainment. The Company's video entertainment centers are designed for teenagers, rather than children 12 and under, but offer more supervision than typical video entertainment centers.

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

SAFETY AND SECURITY

     The Company's centers and equipment have been designed to provide a safe and secure environment. Age-appropriate equipment is provided in areas specially designed for infants, toddlers and older children. Staff members are trained and positioned throughout a facility to interact with and protect the children. Each Kids Quest center has a check-in and check-out system with security gates that are monitored to ensure that each child is accounted for and remains in the facility until picked up by an authorized individual. Adults are not permitted inside the secure play area unless accompanied by a staff member. Access to a New Horizon Child Care center typically is limited to a front entryway that is generally located near the center director's office. Other entrances are secured and used only as emergency exits. All outdoor playground areas are fenced. Parents are also required to sign children in and out of each center.

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


Kids Quest                                      Location                           Date Opened
---------                                       --------                           -----------
Grand Casino Hinckley                           Hinckley, Minnesota                May 1992
Grand Casino Mille Lacs                         Mille Lacs, Minnesota              March 1993
Grand Casino Gulfport                           Gulfport, Mississippi              June 1993
Grand Casino Biloxi                             Biloxi, Mississippi                January 1994
Eden Prairie Center                             Eden Prairie, Minnesota            March 1994
Grand Casino Avoyelles                          Marksville, Louisiana              June 1994
Grand Casino Coushatta                          Kinder, Louisiana                  January 1995
Boulder Station Casino                          Las Vegas, Nevada                  November 1995
Ameristar Casino                                Council Bluffs, Iowa               June 1996
Grand Casino Tunica                             Robbinsonville, Mississippi        August 1996
Mohegan Sun Casino                              Uncasville, Connecticut            October 1996
Soaring Eagle Casino                            Mount Pleasant, Michigan           December 1996
Station Casino Kansas City                      Kansas City, Kansas                January 1997
Sunset Station Casino                           Henderson, Nevada                  June 1997
Bullwackers Casino                              Blackhawk, Colorado                June 1997
Treasure Island Resort & Casino                 Red Wing, Minnesota                June 1997
Knott's Camp Snoopy/Mall of America             Minneapolis, Minnesota             April 1998
Texas Station                                   Las Vegas, Nevada                  February 1999


The Company believes that its relationships with casino operators creates a unique opportunity to expand and increase its market share of the child activity center business. The Company is continuing to target favorable markets and superior locations to establish a strong market presence for Kids Quest.

     EMPLOYEE CHILD CARE CENTERS. The Company's Treasure Island Kids Quest center also offers full-time employee care to employees of Treasure Island. The Company also operates a New Horizon Child Care center in Joliet, Illinois for the employees of Empress Casino and Mobil Oil Corporation. This Joliet, Illinois center has been opened and is being operated without a definitive lease or other operating agreement. In addition, the Company has entered into an agreement to develop a New Horizon Child Care center providing employee care at The Venetian Resort-Hotel-Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip. The Venetian will be the Company's third employee care center.

     NEW HORIZON CHILD CARE CENTERS. In 1995, the Company targeted Boise, Idaho and the surrounding metropolitan area for its premium traditional child care services, primarily due to the recent growth and development in that region. Between September 1995 and March 1996, the Company acquired an aggregate of twelve established child care centers located throughout Boise and the surrounding metropolitan area, ranging in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. Extensive physical renovations and improvements were made to each of the acquired facilities, and New Horizon Child Care's standardized curriculum, programs and cost controls were implemented. While the centers suffered enrollment declines following a rate increase, the Company believes that it is the leading child care provider in the Boise market, and continues to believe that this market offers great potential. Boise, Idaho's capital, is the most populated area in the state. The Boise metropolitan area is the business, financial, professional, transportation and cultural center of Idaho. The city's low cost of living, low crime rate, low commercial utility costs and general high quality of life relative to other western metropolitan areas has attracted new businesses and residents. Its economic base includes manufacturing, corporate headquarters, transportation, financial services, utilities, health care, wholesale distribution and governmental agencies. In addition, the Boise child care market has historically been fragmented and dominated by small, individually-owned, or in-home day care facilities. There are no national competitors in the Boise market. The Company opened its thirteenth child care center in the Boise area in August 1996 and its fourteenth in January 1999, both in a newly constructed facilities.

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

     In addition to competing in the traditional child care industry, the Company's Kids Quest centers compete in the emerging business of children's indoor recreational facilities. Viewed in the broadest sense, competition in this industry includes a variety of children's entertainment activities such as indoor playgrounds, video entertainment centers, laser tag facilities, indoor amusement centers, virtual reality games and other forms of indoor children's entertainment.

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

EMPLOYEES

     The Company currently has approximately 536 employees, including 17 administrative employees at its corporate headquarters. The Company does not have an agreement with any labor union and the Company believes that its relations with its employees are good.

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

     Each of the New Horizon Child Care centers is staffed with a Director, Assistant Director and an appropriate number of teachers, assistant teachers and aides sufficient to comply with state-mandated staff-to-student ratio requirements. All employees participate in periodic training programs and are required to meet applicable state and local regulatory requirements. All Idaho child care employees are individually licensed and finger-printed, and those working within the city of Boise undergo background checks as part of the city's licensing process. The Boise locations are supervised by a District Manager.

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


ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Plymouth, Minnesota in offices shared with New Horizon Enterprises, Inc. New Horizon Enterprises, Inc. currently subleases office space of approximately 18,000 square feet, which sublease expires March 31, 1999. New Horizon Enterprises, Inc. has entered into a new long-term lease for office space, and is moving its offices into the new space contemporaneous with this filing. The Company has entered into an office sharing arrangement and will continue to share facilities with New Horizon Enterprises. See "Certain Transactions."

     The Company's Kids Quest centers generally range in size from approximately 6,000 to 22,000 square feet. Sixteen Kids Quest centers operate in or adjacent to casinos pursuant to the terms of various financial services or lease agreements. In 1998, the Company entered into new, three year leases with the Mille Lacs Band of Ojibwe for its Hinckley and Mille Lacs, Minnesota, locations, which locations had previously been managed by Grand Casinos, Inc. These leases, as well as eight other leases of the Company, have terms expiring between May 1999 and December 2001, including four with terms expiring in 1999: Gulfport and Biloxi, Mississippi; Avoyelles, Louisiana; and Treasure Island in Red Wing, Minnesota. While the Company believes that it will be able to successfully negotiate new leases at these facilities, there can be no assurance that such new leases will be entered into. The Gulfport and Biloxi, Mississippi, casinos are now operated by Park Place Entertainment Corporation rather than Grand Casinos, Inc., and the Avoyelles, Louisiana casino is now operated by Lakes Gaming, Inc. rather than Grand Casinos, Inc. The impact upon the Company of this change in the management of the casinos is uncertain.

     Although the precise terms of each of the Company's agreements vary by location, the agreements generally provide for a profit sharing arrangement in which the Company manages and operates its Kids Quest center and pays a percentage of the center's pretax gross operating profits to the property owner. The Company also typically receives a minimum guaranteed management fee, which also varies by location. There is no assurance that the Company will continue to receive any such guaranteed fees in the future. Most of the agreements require casino consent to changes in the Company's rates charged for its child care services. Since each of the agreements provides that the casino can terminate the agreement at any time, the Company can provide no assurance that these agreements will not be terminated prior to their respective expiration dates, in which case, however, the casino could not offer a children's activity center for the remainder of the contract term. The Company also leases approximately 11,150 square feet for its Kids Quest center in the Eden Prairie Center shopping mall, and 17,385 square feet for its Knott's Camp Snoopy/Mall of America center. The Company believes that its leased Kids Quest properties are generally in good condition.

     The Company leases 14 New Horizon Child Care centers in Boise, Idaho, which range in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. With one exception, the leases range from seven to fifteen years with consecutive multiple-year renewal options. All of such leases have a minimum of at least five years remaining on the primary term of each lease. The leases generally require the Company to pay utility expenses, taxes, insurance, repairs and maintenance and other operating expenses relating to the properties. The Company also operates a New Horizon Child Care center in Joliet, Illinois for employees of Empress Casino and Mobil Oil Corporation. This center has been opened and is being operated without a definitive lease or other operating agreement.

ITEM 3.     LEGAL PROCEEDINGS

     In November 1996, Ms. Christa Nejezchleba, a minority shareholder of New Horizon Enterprises, Inc. commenced an action asserting both individual and derivative claims against New Horizon Enterprises, Inc. and other Minnesota corporations and real estate partnerships through which child care centers in Minnesota are owned or operated. Although the Company does not have any ownership interest in these Minnesota centers, the Company, together with William M. Dunkley, Susan K. Dunkley, and Jay L. Bennett, were also named as defendants in this lawsuit. Mr. and Mrs. Dunkley are executive officers, directors and principal shareholders of the Company and of New Horizon Enterprises, Inc. Mr. Bennett is a director and principal shareholder of the Company and of New Horizon Enterprises, Inc. The complaint seeks damages in excess of $50,000 based upon allegations that include misappropriation of corporate opportunity and breach of fiduciary duty. The defendants are vigorously contesting the plaintiff's allegations, and extensive discovery has been conducted. The case is currently scheduled for trial in the June 1999. Through an expert disclosure, the plaintiff, who owns 13.6% of New Horizon Enterprises has asserted that she is entitled to an adjusted ownership interest in New Horizon Enterprises of 18.66%. The plaintiff further asserts that she is entitled to extrapolate her alleged adjusted ownership interest to various other entities named as defendants in which she does not currently have an ownership interest. With respect to the Company, the plaintiff alleges that she is entitled to an interest comparable to the interest of William or Susan Dunkley at the time of the Company's initial public offering in 1995. Presumably, the plaintiff's claim for a comparable interest in the Company is directed at receiving a share of William or Susan Dunkley's individual ownership interests as opposed to receipt of stock directly from the Company. However, as it not presently possible to state with certainty what the outcome will be or the range of potential loss, there can be no assurance as to the ultimate outcome of this litigation.

     During 1996 and early 1997, Atrox Systems, Inc. d/b/a Tenderfun Soft Playgrounds ("Tenderfun") supplied large indoor play structures for five new Kids Quest facilities. In December 1996, Tenderfun filed for reorganization protection under Chapter 11 of the U.S. Bankruptcy Code in the State of Texas, and the case was subsequently converted to a Chapter 7 liquidation. The assets of Tenderfun are now in the process of being liquidated. Due to the extensive nature of problems with the various play structures provided by Tenderfun, the Company has commenced an action against F. William Boedeker and Laura M. Boedeker in Hennepin County District Court, State of Minnesota, based upon personal guaranties seeking damages in excess of $50,000. William M. Boedeker was an officer and principal shareholder of Tenderfun and Laura M. Boedeker is his wife. This case is proceeding to trial later this year.

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

                                     PART II

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

                                                           BID
                                                  ----------------------
    PERIOD                                           HIGH         LOW
--------------                                    ----------  ----------

1997
First Quarter...................................     4 1/2       2 1/2
Second Quarter..................................     5 1/4       2 1/4
Third Quarter...................................     5 1/4       3 3/8
Fourth Quarter..................................     3 3/4       1 9/16

1998
First Quarter...................................     3 1/4       1 1/2
Second Quarter..................................     4 1/8       2
Third Quarter...................................     2 3/4       1 1/2
Fourth Quarter..................................     2 5/8       1 1/2

     As of March 15, 1999, the Company had 42 shareholders of record. The Company estimates there were approximately 1,000 beneficial owners as of such date.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company currently provides hourly child care at eighteen locations in nine states, including four with supervised video entertainment centers and one with an employee child care center. The Company also provides traditional child care at fourteen New Horizon Child Care Centers in Idaho and one location in Joliet, Illinois.

     Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Minneapolis, Minnesota. Knott's Camp Snoopy is the largest indoor theme park in the United States, and the Mall of America is the largest fully enclosed retail and family entertainment complex in the United States. Sixteen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties, including Station Casino St. Charles in St. Charles, Missouri. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casino, Inc. in Minnesota, Mississippi and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. In December 1998, Grand Casinos, Inc. transferred its two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. was then merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s remaining properties with the gaming operations previously held by Hilton Hotels. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band of Ojibwe, two Kids Quest centers in Louisiana casinos owned and operated by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation. The Company currently has contracts to open two additional Kids Quest centers. One center at the AVI Hotel and Casino in Laughlin, Nevada is scheduled to open in the second quarter of 1999. The second, at Cliff Castle Casino in Camp Verde, Arizona is currently scheduled to open in December 1999.

     During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional new facilities in August of 1996 and January of 1999.

     The Company also operates two employee child care centers - in Joliet, Illinois for the employees of Empress Casino and Mobil Corporation and in Red Wing, Minnesota in conjunction with its hourly child care facility at Treasure Island Casino. In addition, the Company has entered into an agreement to develop a New Horizon Child Care Center providing employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip.

     Since its inception as an hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised video arcades, traditional child care and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

     The Company has experienced growth through acquisition and expansion. The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations described below may not be indicative of results to be achieved in any future period.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated.

                                                       Year Ended December 31
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------

REVENUE                                                 100.0%      100.0%

COSTS AND EXPENSES
         Direct Expenses                                 79.7%       80.1%
         Depreciation and Amortization                    9.6%        7.5%
         Pre-Opening Expenses                             1.3%        1.5%
                                                         -----       -----
                              Total Costs and Expenses   90.6%       89.1%
                                                         -----       -----

CENTER OPERATING INCOME                                   9.4%       10.9%

         Selling, General and Administrative              6.7%        9.2%
         Depreciation and Amortization                     .8%         .8%
                                                         -----       -----

OPERATING INCOME                                          1.9%         .9%

         Interest Expense                                (2.3%)      (2.2%)
         Interest Income                                   .8%        1.1%
         Minority Interest                                 .1%         .2%
                                                         -----       -----

NET INCOME                                                 .5%        0.0%
                                                         =====       =====

     Revenues increased $1,743,632, or 13%, to $15,599,870 in 1998 from
$13,856,238 in 1997. The addition of three new Kids Quest locations and three new video arcades in mid-1997 contributed $850,044 of additional revenue between 1997 and 1998. Further, the addition of a Kids Quest location at the Mall of America in Minneapolis, Minnesota and an employee child care facility in Joliet, Illinois during 1998 contributed $351,507 to the revenue increase.

     The Company's thirteen New Horizon Child care centers in Idaho which were open for the entire twelve month periods ended December 31, 1998 and 1997, experienced revenue growth of $249,371 or 7%. Management attributes this growth primarily to the rate increases implemented in 1998.

     The Company had thirteen Kids Quest locations open for the entire twelve month periods ended December 31, 1998 and 1997. Revenues from the Company's two Minnesota Kids Quest casino locations were up $85,250 or 8% in 1998 versus 1997 primarily due to the relocation of the Mille Lacs Kids Quest to a larger and more prominent location with upgraded equipment. Revenues from the Company's locations in Gulfport and Biloxi, Mississippi were up $47,460 or 3% despite the fact that the Gulfport location was closed for one week and the Biloxi location was closed for three weeks due to hurricane Georges in late September and early October of 1998. Management believes that equipment upgrades at both locations and the opening of a 500 room hotel at the Biloxi casino contributed to the revenue increase.

Revenue for the Company's location in Tunica, Mississippi was up $119,659 or 18% in 1998. Management attributes this increase to the addition of 600 hotel rooms at the property during 1998. Revenues from the Company's locations at Grand Casino Avoyelles and Grand Casino Coushatta, Louisiana were down $44,502 due primarily to the fact that the Kinder facility operated in a small temporary facility for 30 days and closed for an additional 17 days before being moved in November of 1998 to a larger and more prominent location in the casino's new hotel. Revenue for the Kids Quest location at the Soaring Eagle casino in Mt. Pleasant, Michigan increased $132,507 or 44% during 1998 due primarily to the opening of a 512 room hotel on the property in August, 1998 and increased marketing efforts by the host property. Revenues from the Company's Kids Quest locations at Ameristar in Council Bluffs, Iowa, Station Casino in Kansas City, Missouri and Mohegan Sun casino in Uncasville, Connecticut increased $261,399 or 9%. Management attributes these increases to increased marketing efforts and business levels at the host properties. Revenue at the Company's Eden Prairie Center location decreased $64,131, or 14% in 1998 from 1997. The Company attributes the decrease in revenue to lack of traffic at the mall in which the center is located. The Company also experienced a $244,932, or 20% decline in revenue at its Boulder Station location in 1998 versus 1997. The Company attributes this decrease in revenue to the fact that it opened a new Kids Quest location within five miles of the Boulder Station location in June of 1997.

     Total costs and expenses increased $1,783,585, or 14% in 1998 from $12,352,341 in 1997. Included in the increase was $490,221 relating to the new Kids Quest locations added in 1997. Also included in the increase was $789,002 related to the addition of a Kids Quest facility at the Mall of America and an employee child care facility in Joliet, Illinois during 1998. Costs and expenses for existing Kids Quest location were up $322,491 despite a reduction of $173,252 in rent and operating expenses at the Kids Quest facility in Eden Prairie, Minnesota. The cost increases were due primarily to increased equipment rent and depreciation associated with the center upgrade program and increased legal expenses. Costs and expenses at existing New Horizon Child Care Centers increased $170,325 in 1998 versus 1997. The Company attributes the increases in costs and expenses related to existing locations primarily to direct costs associated with additional revenues at these locations. In addition, property taxes on these locations were $95,006 in 1998 as compared to $43,567 in 1997 reflecting full valuation in 1998 for prior construction and improvements.

     Selling, general and administrative expenses decreased $223,433, or 17%, to $1,054,104 in 1998 from $1,277,537 for the same period in 1997. Selling, general and administrative expenses as a percentage of revenue decreased to 7% of revenue in 1998 compared to 9% in 1997. The decrease is due primarily to reductions of administrative salaries and development expenses. Despite the decrease in expenses between 1998 and 1997, management expects selling, general and administrative expenses to increase with the addition of and negotiation for new locations. However, such expenses will further decrease as a percentage of revenues with the continued growth of the Company's revenues.

     Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the general public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amounts charged and the fair market value. In 1998 the Company received $1,168,807 of reimbursements for rate discounts versus $1,129,726 in 1997, an increase of $39,081, or 3%. The majority of these rate discount reimbursements were from three casinos owned by Grand Casinos and four Indian casinos currently or previously managed by Grand Casinos, Inc. There can be no assurance that such discounts and reimbursements will not be modified or discontinued altogether or that future agreements with other casinos will provide for a discounted hourly rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

     Interest expense for 1998 increased $61,897, or 21%, to $362,895 in 1998 from $300,998 in 1997. The increase in interest expense is due to borrowing made by the Company to fund its expansion efforts.

     The Company had net income of $21,508 in 1998 compared to net income of $2,655 in 1997. During 1998, the Company experienced increased operating income of $359,761 from Kids Quest locations opened during 1997, a $79,137 improvement in operating results at the Idaho New Horizon Child Care centers and decreases in selling, general and administrative expenses. The Company's earnings were negatively impacted by losses from its Mall of America location which opened in the second quarter of 1998 and experienced losses of $454,184. The Company's earnings were further impacted by the closures of its two Mississippi Gulf Coast locations for a period of one and three weeks in late September and into October due to Hurricane Georges.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company generated $2,165,824 from operations, invested $2,650,282 in property and equipment related to new locations and equipment upgrades and received payments on notes receivable of $105,592. The Company made payments on long-term debt of $959,438 and borrowed an additional $748,925 related to the Mall of America location opened during the second quarter of 1998. The Company also took advances on its credit line of $243,556 to fund short-term working capital needs. The Company ended the year with a cash balance of $208,717.

     During 1997, the Company generated $1,180,497 from operations, invested $1,754,109 in property and equipment, loaned subsidiaries of Station Casinos, Inc. $945,600 to fund leasehold improvements at Station Casinos in Kansas City and Sunset Station, and received payments on notes receivable of $609,854 including complete repayment of the note from Mohegan Sun Casino. The Company added long-term debt of $2,384,405 and made payments of $1,070,739 on long-term obligations. The Company ended the year with a cash balance of $554,540.

     The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 1999 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $500,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada which opened in February of 1999. The Company is currently seeking financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations.

YEAR 2000 COMPLIANCE

     Beginning in early 1998, the Company began evaluating its year 2000 readiness. The Company began testing its various information to determine if they would correctly recognize and process data information beyond the year 1999. The evaluation performed included in-house testing of systems by Company employees, use of various purchased evaluation software, and discussions with material software vendors. The results of the Company's evaluations resulted in the conclusion that much of the Company's software, as well as the imbedded technology of some of the Company's hardware equipment, was not year 2000 compliant. The Company has been upgrading its systems with software and hardware that is year 2000 compatible. Many of these upgrades had been previously planned in the normal course of business without regard to the year 2000 issue. A significant portion of the upgrades are being provided by vendors pursuant to previously existing software development and service agreements with the remaining upgrades requiring expenditure by the Company. The costs incurred to date by the Company have been $18,500. The Company currently estimates that its total expenditures will be less than $30,000 to complete system upgrades to year 2000 compliance. The Company completed the majority of the upgrades, primarily related to revenue recognition and internal accounting, in January of 1999.

     The Company will continue its evaluation effort through 1999 and into the year 2000 to identify any previously unanticipated or unidentified year 2000 issues. If any additional issues or complications arise that may potentially cause any business interruption, the Company believes it can effectively rely on manual systems to assure minimal business interruption as a result of year 2000 system failures.

     The Company's reliance on third party vendors is not considered material and would cause only minor disruption to the Company due to year 2000 non-compliance by such vendor. In any case, the Company has been in the process of evaluating the potential of any third parties that could have an effect on the Company. To accomplish this the Company has begun surveying those entities to determine their year 2000 readiness.

     Based on the information the Company currently has available, the Company does not believe that the year 2000 should pose a significant threat to the Company's business. Although the Company will continue to monitor the issue and its readiness to deal with any potential issues, there can be no assurance that the Company will be able to identify or cure any unforeseen year 2000 compliance issues, particularly where the Company is relying on a supplier or other third party vendor or that such reliance will not have an adverse effect on the Company.

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

ITEM 7.     FINANCIAL STATEMENTS










                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                      As of

                           December 31, 1998 and 1997





                                    CONTENTS

Report of Independent Public Accountants....................................18
Consolidated Balance Sheets.................................................19
Consolidated Statements of Operations.......................................20
Consolidated Statements of Shareholders' Equity.............................21
Consolidated Statements of Cash Flows.......................................22
Notes to Consolidated Financial Statements..................................23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New Horizon Kids Quest, Inc.:

We have audited the accompanying consolidated balance sheets of New Horizon Kids Quest, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   February 12, 1999

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                As of December 31

                                                                                     1998           1997
                                                                                  -----------    -----------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   208,717    $   554,540
   Accounts receivable                                                                911,750        773,120
   Current portion of notes receivable                                                144,335        163,539
   Prepaid expenses and other                                                         132,085        262,150
                                                                                  -----------    -----------
               Total current assets                                                 1,396,887      1,753,349
                                                                                  -----------    -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds                                    9,172,698      6,522,416
   Less- Accumulated depreciation and amortization                                 (3,234,207)    (1,701,827)
                                                                                  -----------    -----------
               Property and equipment, net                                          5,938,491      4,820,589

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $246,067
      and $163,547                                                                    991,711      1,074,231
   Notes receivable, net of current portion                                         1,050,222      1,202,216
   Other long-term assets                                                             181,320        186,904
                                                                                  -----------    -----------
                                                                                  $ 9,558,631    $ 9,037,289
                                                                                  ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of notes payable and long-term debt                         $ 1,488,825    $   861,645
   Accounts payable                                                                   819,027        282,073
   Accrued expenses                                                                   548,769        618,932
                                                                                  -----------    -----------
               Total current liabilities                                            2,856,621      1,762,650

LONG-TERM DEBT, less current maturities                                             1,719,831      2,313,968
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares authorized; no shares issued
      and outstanding                                                                      --             --
   Series A convertible preferred stock, $.01 par value, 1,500,000 shares
      authorized; no shares issued and outstanding                                         --             --
   Common stock, $.01 par value, 20,000,000 shares authorized; 3,293,300 shares
      issued and outstanding in 1998 and 1997                                          32,933         32,933
   Paid-in capital                                                                  7,196,197      7,196,197
   Accumulated deficit                                                             (2,246,951)    (2,268,459)
                                                                                  -----------    -----------
               Total shareholders' equity                                           4,982,179      4,960,671
                                                                                  -----------    -----------
                                                                                  $ 9,558,631    $ 9,037,289
                                                                                  ===========    ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                         For the Years Ended December 31



                                                    1998           1997
                                               ------------    ------------
REVENUE                                        $ 15,599,870    $ 13,856,238
                                               ------------    ------------
COSTS AND EXPENSES:
   Direct expenses                               12,430,033      11,101,441
   Depreciation and amortization                  1,501,426       1,036,289
   Preopening expenses                              204,467         214,611
                                               ------------    ------------
               Total costs and expenses          14,135,926      12,352,341
                                               ------------    ------------
               Center operating income            1,463,944       1,503,897

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,054,104       1,277,537

DEPRECIATION AND AMORTIZATION                       118,654         106,522
                                               ------------    ------------
               Income from operations               291,186         119,838

INTEREST EXPENSE                                   (362,895)       (300,998)

INTEREST INCOME                                     134,377         151,953

MINORITY INTEREST                                    12,840          31,862
                                               ------------    ------------
               Income before income taxes            75,508           2,655

PROVISION FOR INCOME TAXES                           54,000              --
                                               ------------    ------------
               Net income                      $     21,508    $      2,655
                                               ============    ============
NET INCOME per share:
   Basic and diluted                           $        .01    $        .00
                                               ============    ============
Weighted average shares outstanding:
   Basic and diluted                              3,293,300       3,293,300
                                               ============    ============




The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                   Common Stock                                                     Total
                              ----------------------        Paid-In           Accumulated        Shareholders'
                               Shares        Amount         Capital             Deficit             Equity
                              ---------      -------       ----------         -----------         ----------
BALANCE,
  December 31, 1996           3,293,300      $32,933       $7,171,197         $(2,271,114)        $4,933,016
      Net income                      -            -                -               2,655              2,655
      Warrants issued for
         consulting services          -            -           25,000                   -             25,000
                              ---------      -------       ----------         -----------         ----------
BALANCE,
  December 31, 1997           3,293,300       32,933        7,196,197          (2,268,459)         4,960,671
      Net income                      -            -                -              21,508             21,508
                              ---------      -------       ----------         -----------         ----------
BALANCE,
  December 31, 1998           3,293,300      $32,933       $7,196,197         $(2,246,951)        $4,982,179
                              =========      =======       ==========         ===========         ==========


The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31

                                                                          1998          1997
                                                                      -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                         $    21,508    $     2,655
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                  1,620,080      1,142,811
         Change in operating assets and liabilities:
            Accounts receivable                                          (138,630)      (161,641)
            Prepaid expenses and other current assets                     130,065        (90,063)
            Accounts payable                                              536,954          1,198
            Other assets                                                      404        (40,955)
            Accrued expenses                                               (4,557)       326,492
                                                                      -----------    -----------
               Net cash provided by operating activities                2,165,824      1,180,497
                                                                      -----------    -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (2,650,282)    (1,754,109)
   Increases in notes receivable                                               --       (945,600)
   Collection of notes receivable                                         105,592        609,854
                                                                      -----------    -----------
               Net cash used in investing activities                   (2,544,690)    (2,089,855)
                                                                      -----------    -----------

FINANCING ACTIVITIES:
   Advances on line of credit, net                                        243,556             --
   Proceeds from long-term debt                                           748,925      2,384,405
   Payments on long-term debt                                            (959,438)    (1,070,739)
                                                                      -----------    -----------
               Net cash provided by financing activities                   33,043      1,313,666
                                                                      -----------    -----------

               Net increase (decrease) in cash and cash equivalents      (345,823)       404,308

CASH AND CASH EQUIVALENTS, beginning of year                              554,540        150,232
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                $   208,717    $   554,540
                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for-
         Interest                                                     $   359,057    $   280,669
         Income taxes                                                      47,613             --

NONCASH ITEMS:
   Warrants issued for consulting services                            $        --    $    25,000



The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries, including New Horizon Child Care-Idaho, Inc. (the Company). All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 1998, the Company operated 17 Kids Quest Centers providing hourly child care, as well as 15 New Horizon child care centers providing traditional child care services.

Kids Quest of Council Bluffs, LLC (Kids Quest LLC) is owned 51% by the Company and 49% by Ameristar Casino Council Bluffs, Inc. (Ameristar). The operating agreement governing Kids Quest LLC provides for the owners to share in profits and losses of Kids Quest LLC. Ameristar's portion of net losses generated to date are presented as minority interest in the consolidated statements of operations.

The Company is developing and introducing new formats and locations for the delivery of its services. Future revenues and results from operations will depend upon various factors, including market acceptance of these formats and general economic conditions. The Company's ability to meet its expansion plan depends on its ability to obtain substantial financing for the development of additional units. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments, primarily money market accounts that are readily convertible into known amounts of cash and have original maturities of three months or less, to be cash equivalents.

ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable represent uncollected reimbursements from various casinos and amounts due from customers for child care services. Balances are due monthly. Notes receivable represent amounts due from casino operators to reimburse the Company for construction expenditures and amounts advanced to the owner of a building leased by the Company.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. Depreciation is calculated using the straight-line method for financial reporting purposes and the accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:

     Furniture, fixtures and equipment     5-7 years
     Leasehold improvements                7-10 years or the term of the lease

REVENUE RECOGNITION

Revenue is recognized as child care services are rendered. Amounts collected in advance for which the service has not yet been provided are deferred and classified as a component of accrued expenses in the accompanying consolidated balance sheets. Rate and compensatory reimbursements received from Grand Casinos, Inc. for the years ended December 31, 1998 and 1997 were approximately $1,390,000 and $1,393,000, respectively.

GOODWILL

Goodwill represents the amounts paid for child care centers in excess of the identifiable assets. The goodwill amounts are being amortized over their estimated lives, which do not exceed 15 years, using the straight-line method.

Impairment losses are recorded on goodwill and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amounts. There were no impairments recognized during 1998 and 1997.

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed similarly to the computation of basic earnings per share except that the denominator is increased by the assumed exercise of dilutive options and warrants using the treasury stock method. The shares used in computing basic and diluted earnings per share were the same for 1998 and 1997. Options and warrants were excluded from the computation of diluted earnings per share for both years because their effect is antidilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has released Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company adopted SFAS No. 130 on January 1, 1998. There was no impact to the Company as there is no difference between the Company's net income reported and comprehensive net income.

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 establishes standards for disclosure of financial information related to operating segments of the Company, as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance.

2. NOTES RECEIVABLE:

Long-term notes receivable consisted of the following at December 31:

                                                                                            1998              1997
                                                                                         ----------        ----------
Demand promissory note from owner of a building leased by the Company for amounts advanced for initial center acquisition costs, at prime plus 2%, repaid May
   1998                                                                                  $        -        $   65,606

Note receivable from casino operator at reference rate (8.75% at December 31, 1998) for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,266 through 2005;
   collateralized by rents or other payments owed by the Company pursuant to lease agreement

                                                                                            389,163           428,421
Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,567 through 2006; collateralized by rents or other payments owed by the Company pursuant to lease agreement

                                                                                            432,769           466,442
Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $5,999 through 2007; collateralized by rents or other payments owed by the Company pursuant to child care services agreement

                                                                                            372,625           405,286
                                                                                         ----------        ----------
Total long-term notes receivable                                                          1,194,557         1,365,755
Less- Current maturities                                                                   (144,335)         (163,539)
                                                                                         ----------        ----------

Long-term notes receivable, net of current maturities                                    $1,050,222        $1,202,216
                                                                                         ==========        ==========


In connection with the opening of a Kids Quest center in February 1999, the Company agreed to advance up to $500,000 to a casino operator for the cost of construction, initial improvements and fixtures. The terms of the note receivable are expected to be substantially the same as existing casino notes receivable.

3.   LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

                                                                                            1998              1997
                                                                                         ----------        ----------
Line of credit (see below)                                                               $  243,556        $        -

Note payable to sellers of six child care centers in Boise, Idaho, at 9%, payable in monthly installments of $10,255, with final payment due in 2003;
   all assets of the six centers are pledged as collateral                                  467,529           544,707

Note payable to seller of child care centers in Boise, Idaho, at 8.5%, payable in monthly installments of $4,154 through 2007; collateralized by assets of
   the acquired centers                                                                     269,066           294,823

Note payable to seller of child care centers in Boise, Idaho, at 9%, payable in monthly installments of $4,687 through 2006; collateralized by assets of the
   acquired centers                                                                         298,711           326,689

Notes payable to leasing company at 12% through 2001;
   collateralized by equipment                                                            1,929,794         1,991,766
Other                                                                                             -            17,628
                                                                                         ----------          --------
Total long-term debt                                                                      3,208,656         3,175,613
Less- Current maturities                                                                 (1,488,825)         (861,645)
                                                                                         ----------          --------
Long-term debt, net of current maturities                                                $1,719,831        $2,313,968
                                                                                         ==========        ==========


Future maturities of long-term debt as of December 31, 1998 are as follows:

1999                                                                  $1,488,825
2000                                                                     866,579
2001                                                                     288,358
2002                                                                     186,671
2003                                                                     162,502
Thereafter                                                               215,721
                                                                      ----------
                                                                      $3,208,656
                                                                      ==========

In November 1998, the Company established a $250,000 line of credit. The agreement calls for interest at the bank reference rate (8.00% at December 31, 1998). The line of credit is collateralized by the Company's tangible and intangible assets and expires in November 1999.

4.   SHAREHOLDERS' EQUITY:

In connection with the Company's initial public offering of common stock, the Company sold the underwriter a five-year warrant which expires in November 2000 to purchase up to 100,000 shares of the Company's common stock at $6.00 per share.

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

The Company also has the New Horizon Kids Quest, Inc. 1995 Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for automatic grants of 5,000 nonqualified stock options to nonemployee directors of the Company as of the date such individuals become directors of the Company and on each subsequent annual shareholder meeting date. The Company has reserved 50,000 shares of common stock for issuance under the Directors' Plan. The option price will be the market price of the common stock as of the date of each grant.

The Company has previously granted 37,500 stock options exercisable at $4.00 per share to certain members of management. All of these options were outstanding and 100% vested at December 31, 1998 and expire on November 13, 2000.

Stock option activity is summarized as follows:

                                                                     Weighted
                                                                     Average
                                                       Incentive     Exercise
                                                     Stock Options     Price
                                                     -------------     -----
              Balance, December 31, 1996                324,100      $5.41
                 Options granted                        117,000       4.01
                 Options forfeited                      (24,000)     (5.00)
                                                        -------      -----

              Balance, December 31, 1997                417,100       5.04
                 Options granted                         25,000       2.40
                 Options forfeited                      (22,000)     (6.44)
                                                        -------      -----

              Balance, December 31, 1998                420,100      $4.81
                                                        =======      =====

              Options exercisable at:
                 December 31, 1997                      208,400
                                                        =======
                 December 31, 1998                      270,700
                                                        =======



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reported as follows:

                                                                       1998            1997
                                                                     --------        --------
              Net income (loss):
                 As reported                                         $ 21,508        $  2,655
                 Pro forma                                           (176,712)       (160,001)

              Net income (loss) per share--basic and diluted:
                 As reported                                              .01             .00
                 Pro forma                                               (.05)           (.05)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1998 and 1997 was $0.97 and $2.05, respectively. The weighted average exercise price in 1998 and 1997 was $2.40 and $3.97, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 4.5% to 5.5% for 1998 and 6.5% to 6.8% for 1997, no expected dividends, expected lives of two years for 1998 and five years for 1997, and expected volatility of 68% for 1998 grants and 49% for 1997 grants.

6.   INCOME TAXES:

The Company utilizes the liability method of accounting for income taxes. As of December 31, 1998, the Company had operating loss carryforwards of approximately $1,607,000. These operating loss carryforwards expire beginning in the year 2009. Because realization of the related tax benefits is uncertain, a valuation allowance has been recorded against the related tax asset.

The components of the deferred tax assets as of December 31 are as follows:

                                                                           1998          1997
                                                                         --------      --------
            Net operating loss carryforwards and credits, expiring
               beginning in 2009                                         $680,000      $665,000
            Goodwill and assets previously written off                    335,000       404,000
            Other, primarily depreciation                                 (93,000)     (143,000)
            Valuation allowance                                          (922,000)     (926,000)
                                                                         --------      --------
                                                                         $      -      $      -
                                                                         ========      ========


7.   COMMITMENTS AND CONTINGENCIES:

LEASES

A portion of the Company's operations are conducted using leased equipment and facilities. The leases are noncancelable and renewable. One of the leases contains percentage of revenue rents in excess of base rents. Several of the leases contain percentage of profit rents with no base rents. Total rental expense included in the accompanying consolidated statements of operations was approximately $2,160,000 and $1,998,000 for the years ended December 31, 1998 and 1997.

Future minimum lease payments under noncancelable operating leases entered into prior to December 31, 1998 are as follows:

            1999                                                   $  802,000
            2000                                                      791,000
            2001                                                      791,000
            2002                                                      791,000
            2003                                                      666,000
            Thereafter                                              1,226,000

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two members of management. Under these employment agreements, each officer will receive compensation equal to 2.5% of the Company's pretax earnings.

401(k) PLAN

The Company implemented the Kids Quest 401(k) Retirement Savings Plan (the 401(k) Plan) effective January 1, 1998. Employees are eligible for participation in the 401(k) Plan after reaching the age of 21 and completing one year of service, as defined. The 401(k) Plan allows for a discretionary employer match. There were no company contributions to the 401(k) Plan for 1998.

LITIGATION

In November 1996, a minority shareholder of New Horizon Enterprises, Inc. commenced an action asserting both individual and derivative claims against New Horizon Enterprises, Inc. and other Minnesota corporations and real estate partnerships through which child care centers in Minnesota are owned or operated. Although the Company does not have any ownership interest in these Minnesota centers, the Company, together with William M. Dunkley, Susan K. Dunkley and Jay L. Bennett, were also named as defendants in this lawsuit. Mr. and Mrs. Dunkley are executive officers, directors and principal shareholders of the Company and of New Horizon Enterprises, Inc. Mr. Bennett is a director and principal shareholder of the Company and of New Horizon Enterprises, Inc. The plaintiff is seeking damages in excess of $50,000 based upon allegations that include misappropriation of corporate opportunity and breach of fiduciary duty. The defendants are vigorously contesting the plaintiff's allegations, and extensive discovery has been conducted. The case is currently scheduled for trial in June 1999. Through an expert disclosure, the plaintiff, who owns 13.6% of New Horizon Enterprises, has asserted that she is entitled to an adjusted ownership interest in New Horizon Enterprises of 18.66%. The plaintiff further asserts that she is entitled to extrapolate her alleged adjusted ownership interest to various other entities named as defendants in which she does not own an ownership interest. With respect to the Company, the plaintiff alleges that she is entitled to an interest comparable to the interest of William or Susan Dunkley at the time of the Company's initial public offering in 1995. Presumably, the plaintiff's claim for a comparable interest in the Company is directed at receiving a share of William or Susan Dunkley's individual ownership interests as opposed to receipt of stock directly from the Company. However, as it is not presently possible to state with certainty what the outcome will be or the range of the potential loss, there can be no assurance as to the ultimate outcome of this litigation.

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

8.   RELATED-PARTY TRANSACTIONS:

The Company has had transactions with other companies having certain officers, directors and/or owners in common with the Company as follows for the years ended December 31:

                                                              1998       1997
                                                            --------   --------
            Law firm, providing certain legal services      $337,692   $322,878

Management believes these transactions were consummated at terms substantially the same as could have been obtained with unrelated parties.

The Company conducts a portion of its operations in facilities owned or operated by a shareholder. The Company pays rent to the shareholder based on a percentage of pretax operating income, as defined in the individual agreements, generally ranging from 40% to 60%. The Company paid $681,000 for the year ended December 31, 1998 and $504,000 for the year ended December 31, 1997 under the rental agreement.

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

9.   SEGMENT DISCLOSURES:

The Company has two segments reportable under the guidelines of SFAS No. 131:
Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                              New Horizon Kids   Idaho Traditional
                                                 Quest, Inc.           Care         Consolidated
                                                 -----------     -----------------  ------------
                           1998
Revenue                                          $11,725,167      $3,874,703        $15,599,870
Depreciation and amortization                      1,403,517         216,563          1,620,080
Interest income                                      132,379           1,998            134,377
Income (loss)                                        221,805        (200,297)            21,508
Segment assets                                     7,773,854       1,784,777          9,558,631
Capital expenditures                               2,531,975         118,307          2,650,282

                           1997
Revenue                                           10,230,904       3,625,334         13,856,238
Depreciation and amortization                        949,847         192,964          1,142,811
Interest income                                      132,931          19,022            151,953
Income (loss)                                        299,911        (297,256)             2,655
Segment assets                                     7,062,794       1,974,494          9,037,288
Capital expenditures                               1,638,057         116,052          1,754,109

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the Company's 1999 annual meeting of shareholders (the "Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company. Kevin M. Greer, who served as the Chief Financial Officer of the Company since its inception in 1992, resigned as Chief Financial Officer in February 1999. Mr. Greer is continuing, however, to provide services to the Company on a consulting basis. Additionally, the Company has retained the services of Patrick R. Cruzen to act as Interim Chief Financial Officer.

  NAME                  AGE    POSITION
  ----                  ---    --------
  William M. Dunkley    50     Chairman of the Board and Chief Executive Officer
  Susan K. Dunkley      49     President and Director
  Patrick R. Cruzen     52     Interim Chief Financial Officer

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

     PATRICK R. CRUZEN has been retained as the Company's Interim Chief Financial Officer effective March 1999. Mr. Cruzen previously served as the President and Chief Operating Officer of Grand Casinos, Inc. Prior to joining Grand Casinos, Inc., Mr. Cruzen served as the Senior Vice President of Finance and Administration at MGM Grand and as President of MGM Grand's marketing division. Prior thereto, Mr. Cruzen served as President of the Flamingo Hilton in Reno, Nevada, as President of The Sands Hotel and Casino in Las Vegas, as Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations for Caesars Palace, and as Controller for the Las Vegas Hilton.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          No.        Description
          ---        -----------

           3.1       Articles of Incorporation of the Company, as amended                               *
           3.2       Restated Bylaws of the Company                                                     *
          10.1       License Agreement between the Company and New Horizon Enterprises, Inc.            *
          10.2       Employment Agreement with William M. Dunkley                                       *
          10.3       Employment Agreement with Susan K. Dunkley                                         *
          10.4       1994 Long-Term Incentive and Stock Option Plan, as amended                        **
          10.5       1995 Directors' Stock Option Plan, as amended                                      *
          10.6       Form of Underwriter's Warrant issued in the Company's initial Public Offering      *
          21         List of Subsidiaries                                                              ***
          23         Consent of Arthur Andersen LLP
          27         Financial Data Schedule

--------------------------
* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-97186C)
**       Incorporated by reference from the Company's Form 10-KSB filed March
         1998.
***      Incorporated by reference from the Company's Form 10-KSB filed March
         1996.

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

                             NEW HORIZON KIDS QUEST, INC.



Date:  March 30, 1999         By /s/ William M. Dunkley
                               -------------------------------------------------
                               William M. Dunkley
                               Chairman of the Board and Chief Executive Officer


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


Signature                                              Title                                               Date
---------                                              -----                                               ----

/s/ William M. Dunkley                         Chairman of the Board and                              March 30, 1999
--------------------------------------------   Chief Executive Officer
William M. Dunkley                             (principal executive officer)


 /s/ Patrick R. Cruzen                         Interim Chief Financial Officer                        March 30, 1999
--------------------------------------------   (principal financial and
Patrick R. Cruzen                              accounting officer)


/s/ Susan K. Dunkley
--------------------------------------------   President and Director                                 March 30, 1999
Susan K. Dunkley


/s/ Jay L. Bennett
--------------------------------------------   Director                                               March 30, 1999
Jay L. Bennett


/s/ Lyle Berman
--------------------------------------------   Director                                               March 30, 1999
Lyle Berman


/s/ Kenneth Brimmer
--------------------------------------------   Director                                               March 30, 1999
Kenneth Brimmer

                          NEW HORIZON KIDS QUEST, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                  EXHIBIT INDEX




Exhibit No.                Description
-----------                -----------
23                         Consent of Arthur Andersen LLP
27                         Financial Data Schedule