Form 10QSB
period 1999-03-31
NEW HORIZON KIDS QUEST INC
filed 1999-05-13
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                    41-1719363
-----------------------------------                 -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


             16355 36th Avenue North, Suite 700, Plymouth, MN 55446
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (612) 557-1111


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES (X)                NO ( )

As of May 7, 1999, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

                                                                            Page
                                                                            ----

PART I.      FINANCIAL INFORMATION                                             3


ITEM 1.      Condensed Consolidated Financial Statements

        a)   Condensed Consolidated Balance Sheets --
             March 31, 1999 and December 31, 1998                              3

        b)   Condensed Consolidated Statements of
             Operations -- Three months ended March 31, 1999
             and 1998                                                          5

        c)   Condensed Consolidated Statements of
             Cash Flows -- Three months ended
             March 31, 1999 and 1998                                           6

        d)   Notes to Condensed Consolidated Financial
             Statements                                                        7


ITEM 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                     8


PART II.     OTHER INFORMATION                                                12


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 12


ITEM 7       FINANCIAL DATA SCHEDULE                                          12


Signatures                                                                    13

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,      December 31,
                                                                    1999             1998
                                                                ------------     ------------
                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ...............................    $    147,515     $    208,717
   Accounts receivable .....................................         684,454          911,750
   Current portion of notes receivable .....................         148,725          144,335
   Prepaid expenses and other current assets ...............         171,227          132,085
                                                                ------------     ------------
      Total current assets .................................       1,151,921        1,396,887
                                                                ------------     ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds ...........       9,811,633        9,172,698
   Less--Accumulated depreciation and amortization .........      (3,699,428)      (3,234,207)
                                                                ------------     ------------
      Total property and equipment .........................       6,112,205        5,938,491

OTHER ASSETS:
   Goodwill (net of accumulated amortization
       of $266,698 and $246,067, respectively) .............         971,080          991,711
   Notes receivable, net of current portion ................       1,018,539        1,050,222
   Other ...................................................         193,273          181,320
                                                                ------------     ------------
                                                                $  9,447,018     $  9,558,631
                                                                ============     ============


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 31,      December 31,
                                                                    1999             1998
                                                                ------------     ------------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt ....................    $  1,306,177     $  1,488,825
   Accounts payable ........................................         703,067          819,027
   Accrued expenses ........................................         650,075          548,769
                                                                ------------     ------------
      Total current liabilities ............................       2,659,319        2,856,621

LONG-TERM DEBT, less current maturities ....................       1,981,524        1,719,831

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
      authorized; no shares issued and outstanding .........              --               --
   Series A convertible preferred stock, $.01 par value,
      1,500,000 shares authorized; no shares issued and
      outstanding ..........................................              --               --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 3,293,300 shares issued and outstanding ..          32,933           32,933
   Additional paid-in capital ..............................       7,196,197        7,196,197
   Accumulated deficit .....................................      (2,422,955)      (2,246,951)
                                                                ------------     ------------
      Total shareholders' equity ...........................       4,806,175        4,982,179
                                                                ------------     ------------
                                                                $  9,447,018     $  9,558,631
                                                                ============     ============


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31
                                                                -----------------------------
                                                                    1999             1998
                                                                ------------     ------------
REVENUE ....................................................    $  4,009,072     $  3,680,879

COSTS AND EXPENSES:
   Direct Expenses .........................................       3,235,910        2,791,810
   Depreciation and Amortization ...........................         458,569          296,607
   Pre-Opening Expenses ....................................          40,584           23,871
                                                                ------------     ------------
      Total Costs and Expenses .............................       3,735,063        3,112,288
                                                                ------------     ------------

CENTER OPERATING INCOME ....................................         274,009          568,591

   Selling, General and Administrative .....................         358,602          249,848
   Amortization ............................................          28,576           29,653
                                                                ------------     ------------

OPERATING INCOME (LOSS) ....................................        (113,169)         289,090

   Interest Expense ........................................         (96,858)         (72,064)
   Interest Income .........................................          30,190           34,354
   Minority Interest .......................................           3,833             (881)
                                                                ------------     ------------

NET INCOME (LOSS) ..........................................    $   (176,004)    $    250,499
                                                                ============     ============

INCOME (LOSS) PER SHARE:
   Basic and diluted .......................................    $       (.05)    $        .08
                                                                ------------     ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted .......................................       3,293,300        3,293,300
                                                                ------------     ------------


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31
                                                                           ---------------------------
                                                                               1999            1998
                                                                           -----------     -----------
OPERATING ACTIVITIES:
   Net income (loss) ..................................................    $  (176,004)    $   250,499
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
         Depreciation and amortization ................................        487,145         326,260
         Change in operating assets and liabilities:
            Accounts receivable .......................................        227,296         287,230
            Prepaid expenses and other ................................        (39,142)        (18,531)
            Accounts payable ..........................................       (115,960)        (14,015)
            Other assets ..............................................        (13,246)            948
            Accrued expenses ..........................................        101,306          87,836
                                                                           -----------     -----------
               Net cash provided by operating activities ..............        471,395         920,227
                                                                           -----------     -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment ................................       (638,935)       (882,834)
   Payments received on notes receivable ..............................         27,293          71,582
                                                                           -----------     -----------
      Net cash used in investing activities ...........................       (611,642)       (811,252)
                                                                           -----------     -----------

FINANCING ACTIVITIES:
   Payments on line of credit, net ....................................        (81,687)             --
   Payments on long-term obligations ..................................       (286,649)       (228,152)
   Additional borrowings of long-term debt ............................        447,381              --
                                                                           -----------     -----------
      Net cash provided by (used in) financing activities .............         79,045        (228,152)
                                                                           -----------     -----------

      Net decrease in cash and cash equivalents .......................        (61,202)       (119,177)

CASH AND CASH EQUIVALENTS,
   beginning of period ................................................        208,717         554,540
                                                                           -----------     -----------

CASH AND CASH EQUIVALENTS,
   end of period ......................................................    $   147,515     $   435,363
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
      Interest ........................................................    $    96,286     $    73,715
                                                                           ===========     ===========

      Taxes ...........................................................    $    31,000     $        --
                                                                           ===========     ===========


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1998 and 1997, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.    Basis of Presentation:

      Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

2.    Earnings Per Share:

      The shares used for computing basic and diluted earnings per share were the same for the three months ended March 31, 1999 and 1998. Options and warrants were excluded from the computation of diluted earnings per share for both years because their effect would be anti-dilutive.

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

4.    Segment Disclosures:

      The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                                      NEW HORIZON KIDS         IDAHO
FOR THE THREE MONTH PERIOD ENDED MARCH 31,              QUEST, INC.       TRADITIONAL CARE    CONSOLIDATED
                                                      ----------------    ----------------    ------------
1999
----
Revenue ..........................................      $  3,030,329       $    978,743       $  4,009,072
Depreciation and amortization ....................           429,954             57,191            487,145
Interest income ..................................            30,190                 --             30,190
Loss from continuing operations ..................           (67,435)          (108,569)          (176,004)
Capital Expenditures .............................           517,972            120,963            638,935

1998
----
Revenue ..........................................         2,739,569            941,310          3,680,879
Depreciation and amortization ....................           274,659             51,601            326,260
Interest income ..................................            33,178              1,176             34,354
Income (loss) from continuing operations .........           253,280             (2,781)           250,499
Capital Expenditures .............................           882,834                 --            882,834

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company currently provides hourly child care at eighteen locations in nine states, including four with supervised video entertainment centers. The Company also provides traditional child care at fourteen New Horizon Child Care Centers in Idaho and one location in Joliet, Illinois.

      Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. Fifteen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. In December 1998, Grand Casinos, Inc. transferred the management contracts for the two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s Mississippi properties with the gaming operations previously held by Hilton Hotels. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, two Kids Quest centers in Louisiana casinos managed by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation. The Company currently has contracts to open two additional Kids Quest centers. One center at the AVI Hotel and Casino in Laughlin, Nevada, is scheduled to open in the second quarter of 1999. The second, at Cliff Castle Casino in Camp Verde, Arizona, is currently scheduled to open in December 1999.

      During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional facilities in August of 1996 and January of 1999.

      The Company also operates an employee child care center in Joliet, Illinois, for the employees of Empress Casino and Mobil Oil Corporation. In addition, the Company has entered into an agreement to develop a New Horizon Child Care Center providing employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip.

      Since its inception as an hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised video arcades, traditional child care and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

      The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Consequently, results of operations for any interim period may not be indicative of results to be achieved for a full fiscal year.


Results of Operations

      Revenue for the three months ended March 31, 1999, increased $328,193, or 9%, to $4,009,072 from $3,680,879 for the same period in 1998. The Company opened two new Kids Quest centers, an employee child care center, and a New Horizon Child Care center since the beginning of 1998, which accounted for $341,016 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $3,649, or .1%, to $2,735,920 for the three months ended March 31, 1999, from $2,739,569 for the same period in 1998. The Company attributes this decrease primarily to a $61,161 decrease in revenue at its Boulder Station location, which was due in part to the opening of the Company's Sunset Station location within five miles of Boulder Station and the opening of the Company's Texas Station location in February 1999 which is approximately nine miles from Boulder Station. However, combined revenues at the Boulder, Sunset and Texas locations increased $54,033 over the revenues at the Boulder and Sunset locations for the same period in 1998.

Revenues for the Idaho New Horizon Child Care centers open during both periods decreased $9,174, or 1%, to $932,136 for the three month period ended March 31, 1999, from $941,310 for the same period in 1998. For the quarter, six centers experienced a combined revenue increase of $69,636, or 14%, due primarily to new enrollments and rate increases implemented in 1998. These increases were negatively impacted by three centers whose combined revenues decreased $72,045, or 32%. Management attributes these decreases to management turnover and increased competition.

      Costs and expenses for the three months ended March 31, 1999, increased $622,775, or 20%, to $3,735,063 from $3,112,288 for the same period in 1998.
This increase was due in part to the addition of two new Kids Quest locations, an employee child care center, and a New Horizon Child Care center since the beginning of 1998, which accounted for $460,099 of the increase. Costs and expenses from existing Kids Quest locations increased $124,391, or 6%, to $2,342,855 for the three month period ended March 31, 1999, from $2,218,464 for the same period in 1998. Costs and expenses as a percent of revenue were 86% for existing Kids Quest locations for the three month period ended March 31, 1999, up from 81% for the same period in 1998. The cost increases were due primarily to increased equipment rent and depreciation associated with the center upgrade program, increased legal expenses and increased maintenance costs. Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $38,285, or 4%, to $901,460 for the three months ended March 31, 1999, compared to $863,175 for the same period in 1998. As a percent of revenue, costs and expenses for existing New Horizon centers were 97% for the three months ended March 31, 1999, up from 92% for the same period in 1998. The cost increases were due primarily to increased staff training, upgrade of the centers' operating supplies and increased legal expenses.

      Selling, general and administrative expenses increased $108,754, or 44%, to $358,602 for the three month period ended March 31, 1999, from $249,848 for the same period in 1998. The increase was due primarily to an increase in development expenses of $35,086 and an increase in administrative salaries of $23,370. Management expects selling, general and administrative expenses to increase with the addition of and negotiation for new locations; however, such expenses should decrease as a percentage of revenue with the continued expansion of the Company's business.

      Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $267,815 of reimbursements for rate discounts for the three month period ended March 31, 1999, versus $288,622 for the same period in 1998, a decrease of $20,807, or 7%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.) There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreements will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operated without any rate discount and has found no evidence to conclude that higher non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

      Interest expense for the three month period ended March 31, 1999, increased $24,794, or 34%, to $96,858 from $72,064 for the same period in 1998. The increase in interest expense is due to borrowing made by the Company to fund its expansion efforts.

      Net loss for the three month period ended March 31, 1999, was $176,004 compared to net income of $250,499 for the same period in 1998. The Company's earnings were negatively impacted by a loss of $111,946 for the quarter at its Mall of America location. The Company was further impacted by a loss of $108,569 from its Idaho New Horizon Child Care centers of which $45,995 is attributable to start up losses from the Company's newest center which opened in January 1999. In addition, the Company experienced a decline in operating income at its Nevada locations due to pre-opening expense of $39,523 and start up costs at Texas Station which opened in February 1999. The Company also experienced a 44% increase in selling, general and administrative expenses as compared to the same period in 1998. The increase is attributable primarily to increased development expenses and administrative salaries. The Company has been successful in negotiating more favorable lease terms with Knott's Camp Snoopy for its Mall of America location. The new terms were effective as of March 1, 1999.

Liquidity and Capital Resources

      During the three month period ended March 31, 1999, the Company generated $471,395 from operations, invested $638,935 in property and equipment, and received payments on notes receivable of $27,293. Additionally, the Company made payments on long-term obligations of $286,649. The Company ended the period with a cash balance of $147,515. During the same period in 1998, the Company generated $920,227 from operations, invested $882,834 in property and equipment, and received payments on notes receivable of $71,582. The Company ended the period with a cash balance of $435,363.

      The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 1999 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $500,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. The Company is currently seeking financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations. There can be no assurance, however, that such financing will be obtained as the Company currently has no arrangements for such financing.


Year 2000 Compliance

      Beginning in early 1998, the Company began evaluating its year 2000 readiness. The Company began testing its various information systems to determine if they would correctly recognize and process information beyond the year 1999. The evaluation performed included in-house testing of systems by Company employees, use of various purchased evaluation software, and discussions with material software vendors. The Company's evaluations resulted in the conclusion that much of the Company's software, as well as the imbedded technology of some of the Company's hardware equipment, was not year 2000 compliant. The Company has been upgrading its systems with software and hardware that is year 2000 compatible. Many of these upgrades had been previously planned in the normal course of business without regard to the year 2000 issue. A significant portion of the upgrades are being provided by vendors pursuant to previously existing software development and service agreements with the remaining upgrades requiring expenditure by the Company. The costs incurred to date by the Company have been $18,500. The Company currently estimates that its total expenditures will be less than $30,000 to complete system upgrades to year 2000 compliance. The Company completed the majority of the upgrades, primarily related to revenue recognition and internal accounting, in January of 1999.

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

Private Securities Litigation Reform Act

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB (as well as information included in oral statements or other written statements made or to be made by the Company) may contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, access to sources for additional capital, dependence on existing management and third party contracts, domestic or global economic conditions, changes in federal or state laws or the administration or enforcement of such laws, litigation or claims, year 2000 compliance, as well as all other risks and uncertainties described in the Company's filings.

                          PART II. - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits List

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed during the quarter ended March 31, 1999.

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


                                          NEW HORIZON KIDS QUEST, INC.



                                          By:   /s/ William M. Dunkley
                                             -----------------------------------
                                                William M. Dunkley
                                                Chief Executive Officer


                                          By:   /s/ Patrick R. Cruzen
                                             -----------------------------------
                                                Patrick R. Cruzen
                                                Chief Financial Officer


Date: May 7, 1999