Form 10QSB
period 1999-06-30
NEW HORIZON KIDS QUEST INC
filed 1999-08-16
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.

                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                         41-1719363
------------------------------------                   -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


             16355 36th Avenue North, Suite 700, Plymouth, MN 55446
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (612) 557-1111
                                                           --------------


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES (X)                  NO ( )

As of August 13, 1999, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION                                              3


ITEM 1.     Condensed Consolidated Financial Statements

            a)          Condensed Consolidated Balance Sheets --
                        June 30, 1999 and December 31, 1998                    3

            b)          Condensed Consolidated Statements of
                        Operations -- Three months and six months
                        ended June 30, 1999, and 1998                          5

            c)          Condensed Consolidated Statements of
                        Cash Flows -- Six months ended
                        June 30, 1999 and 1998                                 6

            d)          Notes to Condensed Consolidated Financial
                        Statements                                             7


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                      9


PART II.    OTHER INFORMATION                                                 13


ITEM 6.     Exhibits and Reports on Form 8-K                                  13


Signatures                                                                    14

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                        June 30,       December 31,
                                                          1999             1998
                                                      ------------     ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .....................    $    415,112     $    208,717
   Accounts receivable ...........................         587,020          911,750
   Current portion of notes receivable ...........         151,591          144,335
   Prepaid expenses and other current assets .....          60,078          132,085
                                                      ------------     ------------
      Total current assets .......................       1,213,801        1,396,887
                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds .      10,110,921        9,172,698
   Less--Accumulated depreciation and amortization      (4,169,483)      (3,234,207)
                                                      ------------     ------------
      Total property and equipment ...............       5,941,438        5,938,491

OTHER ASSETS:
   Goodwill (net of accumulated amortization
       of $287,328 and $246,067, respectively) ...         950,450          991,711
   Notes receivable, net of current portion ......         986,130        1,050,222
                                                      ------------     ------------
   Other .........................................         182,474          181,320
                                                      ------------     ------------
                                                      $  9,274,293     $  9,558,631
                                                      ============     ============


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              June 30,       December 31,
                                                                1999            1998
                                                             -----------     -----------
                                                             (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt .................    $ 1,458,544     $ 1,488,825
   Accounts payable .....................................        585,514         819,027
   Accrued expenses .....................................        860,317         548,769
                                                             -----------     -----------
      Total current liabilities .........................      2,904,375       2,856,621

LONG-TERM DEBT, less current maturities .................      1,663,475       1,719,831

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
      authorized; no shares issued and outstanding ......             --              --
   Series A convertible preferred stock, $.01 par value,
      1,500,000 shares authorized; no shares issued and
      outstanding .......................................             --              --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 3,293,300 shares issued and outstanding         32,933          32,933
   Additional paid-in capital ...........................      7,196,197       7,196,197
   Accumulated deficit ..................................     (2,522,687)     (2,246,951)
                                                             -----------     -----------
      Total shareholders' equity ........................      4,706,443       4,982,179
                                                             -----------     -----------
                                                             $ 9,274,293     $ 9,558,631
                                                             ===========     ===========


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended                Six Months Ended
                                                    June 30                         June 30
                                          ---------------------------     ---------------------------
                                             1999            1998            1999            1998
                                          -----------     -----------     -----------     -----------
REVENUE ..............................    $ 4,386,647     $ 3,955,252     $ 8,395,719     $ 7,636,131

COSTS AND EXPENSES:
   Direct Expenses ...................      3,555,971       3,178,501       6,791,881       5,965,818
   Depreciation and Amortization .....        466,750         355,134         925,319         651,741
   Pre-Opening Expenses ..............          8,869          97,805          49,453         126,169
                                          -----------     -----------     -----------     -----------
      Total Costs and Expenses .......      4,031,590       3,631,440       7,766,653       6,743,728
                                          -----------     -----------     -----------     -----------

CENTER OPERATING INCOME ..............        355,057         323,812         629,066         892,403

   Selling, General and Administrative        369,691         198,141         728,293         447,989
   Depreciation and Amortization .....         28,896          29,653          57,472          59,306
                                          -----------     -----------     -----------     -----------

OPERATING INCOME .....................        (43,530)         96,018        (156,699)        385,108

   Interest Expense ..................        (95,585)        (97,971)       (192,443)       (170,035)
   Interest Income ...................         28,369          33,151          58,559          67,505
   Minority Interest .................         11,014           9,785          14,847           8,904
                                          -----------     -----------     -----------     -----------

NET INCOME ...........................    $   (99,732)    $    40,983     $  (275,736)    $   291,482
                                          ===========     ===========     ===========     ===========

INCOME PER SHARE:
   Basic and Diluted .................    $      (.03)    $       .01     $      (.08)    $       .09
                                          ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic and Diluted .................      3,293,300       3,293,300       3,293,300       3,293,300
                                          ===========     ===========     ===========     ===========


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                               June 30
                                                                      ---------------------------
                                                                         1999            1998
                                                                      -----------     -----------
OPERATING ACTIVITIES:
   Net income (loss) .............................................    $  (275,736)    $   291,482
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
         Depreciation and amortization ...........................        982,791         711,047
         Change in operating assets and liabilities:
            Accounts receivable ..................................        324,730         258,319
            Prepaid expenses and other ...........................         72,007         114,015
            Accounts payable .....................................       (233,513)       (146,787)
            Other assets .........................................         (3,742)         15,163
            Accrued expenses .....................................        311,548          35,957
                                                                      -----------     -----------
               Net cash provided by operating activities .........      1,178,085       1,279,196
                                                                      -----------     -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net ......................       (941,889)     (1,824,040)
   Payments received on notes receivable .........................         56,836          61,724
                                                                      -----------     -----------
      Net cash used in investing activities ......................       (885,053)     (1,762,316)
                                                                      -----------     -----------

FINANCING ACTIVITIES:
   Payments on line of credit, net ...............................       (154,283)             --
   Payments on long-term obligations .............................       (563,448)       (454,681)
   Additional borrowings of long-term debt .......................        631,094         705,001
                                                                      -----------     -----------
      Net cash provided by (used in) financing activities ........        (86,637)        250,320
                                                                      -----------     -----------

      Net increase (decrease) in cash and cash equivalents .......        206,395        (234,800)

CASH AND CASH EQUIVALENTS,
   beginning of period ...........................................        208,717         554,540
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS,
   end of period .................................................    $   415,112     $   319,740
                                                                      ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
      Interest ...................................................    $   199,448     $   167,309
                                                                      ===========     ===========

NON-CASH ITEMS:
   Non-cash payments on notes receivable .........................             --          65,606
                                                                      ===========     ===========


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the six months ended June 30, 1999 and 1998, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1998 and 1997, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.    Basis of Presentation:

      Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

2.    Earnings Per Share:

      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed similarly to the computation of basic earnings per share except that the denominator is increased by the assumed exercise of dilutive options and warrants using the treasury stock method. The shares used in computing basic and diluted earnings per share were the same for 1998 and 1997. Options and warrants totaling 471,100 were excluded from the computation of diluted earnings per share for both years because their effect is antidilutive.

3.    Segment Disclosures:

      The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                            NEW HORIZON        IDAHO
                                            KIDS QUEST,     TRADITIONAL
FOR THE THREE MONTH PERIOD ENDED JUNE 30,       INC.            CARE        CONSOLIDATED
                                            -----------     -----------     ------------
1999
----
Revenue ................................    $ 3,345,643     $ 1,041,004     $ 4,386,647
Depreciation and amortization ..........      1,088,773          61,864       1,150,637
Interest income ........................         28,369              --          28,369
Income (loss) from continuing operations         44,231        (143,963)        (99,732)
Capital Expenditures ...................        287,628          15,326         302,954

1998
----
Revenue ................................      2,931,494       1,023,758       3,955,252
Depreciation and amortization ..........        333,186          51,601         384,787
Interest income ........................         32,648             503          33,151
Income (loss) from continuing operations         41,056             (73)         40,983
Capital Expenditures ...................        941,206              --         941,206

                                            NEW HORIZON        IDAHO
                                            KIDS QUEST,     TRADITIONAL
FOR THE THREE MONTH PERIOD ENDED JUNE 30,       INC.            CARE        CONSOLIDATED
                                            -----------     -----------     ------------
1999
----
Revenue ................................    $ 6,375,972     $ 2,019,747     $ 8,395,719
Depreciation and amortization ..........      1,518,727         119,055       1,637,782
Interest income ........................         58,559              --          58,559
Loss from continuing operations ........        (23,204)       (252,532)       (275,736)
Capital Expenditures ...................        805,600         136,289         941,889

1998
----
Revenue ................................      5,671,063       1,965,068       7,636,131
Depreciation and amortization ..........        607,845         103,202         711,047
Interest income ........................         65,826           1,679          67,505
Income (loss) from continuing operations        294,336          (2,854)        291,482
Capital Expenditures ...................      1,824,040              --       1,824,040

4.    Subsequent Event:

      In the third quarter, the company has discontinued operations at two of the Company's fourteen child care centers in Boise, Idaho as part of a plan to consolidate and improve the performance of the Company's Idaho operations. In addition, the Company is in the process of reviewing the long-term viability of certain other under performing locations in the Boise market. The Company expects that its decision will result in a charge to operations in the third quarter for asset write-downs and lease termination charges of approximately $800,000. As a result of these write-offs, depreciation and amortization expense will be reduced by approximately $40,000 for 1999 and approximately $95,000 in 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company currently provides hourly child care at nineteen locations in nine states, including four with supervised video entertainment centers. The Company also provides traditional child care at fourteen New Horizon Child Care Centers in Idaho and one location in Joliet, Illinois.

      Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. The Mall of America center was recently licensed to provide traditional care, in addition to hourly care, and began accepting enrollments in June 1999. Seventeen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. In December 1998, Grand Casinos, Inc. transferred the management contracts for the two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s Mississippi properties with the gaming operations previously held by Hilton Hotels. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, two Kids Quest centers in Louisiana casinos managed by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation. The Company's newest hourly care center opened July 16, 1999, at the Avi Hotel and Casino in Laughlin, Nevada. The Company currently has contracts to open three additional Kids Quest centers within the next twelve months at the Jackpot Junction Hotel and Casino in Morton, Minnesota, the Cliff Castle Casino in Camp Verde, Arizona, and Ho-Chunk Casino and Bingo in the Wisconsin Dells. The Ho-Chunk Center will include the Company's fifth supervised non-violent video entertainment center.

      During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional facilities in August of 1996 and January of 1999.

      The Company also operates an employee child care center in Joliet, Illinois, for the employees of Empress Casino and Mobil Oil Corporation. In addition, the Company has entered into an agreement to develop a New Horizon Child Care Center providing employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip. The center is anticipated to open in the fourth quarter of 1999.

      Since its inception as an hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised video entertainment centers, traditional child care and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

      The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Consequently, results of operations for any interim period may not be indicative of results to be achieved for a full fiscal year.


Results of Operations

      Revenue for the three months ended June 30, 1999, increased $431,395, or 11%, to $4,386,647 from $3,955,252 for the same period in 1998. The Company opened one Kids Quest hourly care center, one employee child care center, and one New Horizon Child Care center since the second quarter of 1998, which accounted for $402,307 of additional revenue. Revenue for the Kids Quest centers open during both periods increased $99,048, or 3%, to $3,030,542 for the three months ended June 30, 1999, from $2,931,494 for the same period in 1998. Revenues for the Idaho New Horizon Child Care centers open during both periods decreased $69,960, or 7%, to $953,798 for the three months ended June 30, 1999, from $1,023,758 for the same period in 1998. For the quarter, four centers experienced a combined revenue loss of $110,396, or 34%. Management attributes this decline to increased competition and management turnover.

      Revenue for the six months ended June 30, 1999, increased $759,588, or 10%, to $8,395,719 from $7,636,131 for the same period in 1998. The Company opened two new Kids Quest centers, an employee child care center, and a New Horizon Child Care center since the beginning of 1998, which accounted for $769,708 of additional revenue. Revenue for the Kids Quest centers open during both periods increased $69,060, or 1%, to $5,659,416 for the six month period ended June 30, 1999, from $5,590,356 for the same period in 1998. Revenues for the Idaho New Horizon Child Care centers open during both periods decreased $79,180, or 4%, to $1,885,933 for the six month period ended June 30, 1999, from $1,965,113 for the same period in 1998.

      Costs and expenses for the three months ended June 30, 1999, increased $400,150, or 11%, to $4,031,590 from $3,631,440 for the same period in 1998. The increase is attributable primarily to the new locations added since the second quarter of 1998, which accounted for $367,355 of the increase. Costs and expenses for existing Kids Quest locations increased $19,345, or 1%, to $2,707,277 from $2,687,932 for the same period in 1998. The increase in costs and expenses at existing centers was due primarily to increased equipment rent and depreciation associated with the center upgrade program. The increase was partially offset by an $88,936 reduction in pre-opening expenses as compared to the same quarter in the prior year. Costs and expenses for the existing Idaho New Horizon Child Care centers increased $13,450, or 1%, to $956,732 from $943,282 for the same period in 1998.

      Costs and expenses for the six months ended June, 30, 1999, increased $1,022,925, or 15%, to $7,766,653 from $6,743,728 for the same period in 1998.
Of the increase, $743,095 is the result of new locations opened since the beginning of 1998. Costs and expenses for existing Kids Quest locations increased $228,067, or 5%, to $4,849,485 from $4,621,418 for the same period in 1998. This increase was due primarily to increased equipment rent and depreciation associated with the center upgrade program and increased training and staff development costs. Costs and expenses for existing Idaho New Horizon Child Care centers increased $51,763, or 3%, to $1,858,219 from $1,806,456 for the same period in 1998. The cost increases were due primarily to increased staff training, upgrade of the centers' operating supplies and increased advertising.

      Selling, general and administrative expenses increased $171,550 to $369,691 for the three-month period ended June 30, 1999, from $198,141 for the same period in 1998. Selling, general and administrative expenses for the six-month period ended June 30, 1999, increased $280,304 to $728,293 from $447,989 for the same period in 1998. Increases for the three and six month periods were due to increased office rent as the result of the relocation of the home office in Plymouth, Minnesota, in March of 1999 and additional staffing in the areas of marketing, development, administration and training.

      Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $286,093 of reimbursements for rate discounts for the three-month period ended June 30, 1999, versus $303,464 for the same period in 1998, a decrease of $17,371, or 6%. For the six-month period ended June 30, 1999, the Company received $553,908 versus $592,086 for the same period in 1998, a decrease of $38,178, or 6%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.). There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreements will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

      Interest expense for the three-month period ended June 30, 1999, decreased $2,386, or 2%, to $95,585 from $97,971 for the same period in 1998. Interest expense for the six months ended June 30, 1999, increased $22,408, or 13%, to $192,443 from $170,035 for the same period in 1998. The increase in interest expense is due to borrowing made by the Company to fund its expansion efforts.

      Net loss for the three month period ended June 30, 1999, was $99,732 compared to net income of $40,983 for the same period in 1998, a decrease of $140,715. Centers added since the second quarter of 1998 accounted for an increase in operating income of $34,951. Operating income for Kids Quest centers in operation during both periods increased $79,703, or 33%, to $323,265 from $243,562 for the same period in 1998. The increase was due primarily to a reduction in the loss at the Mall of America for the quarter of $110,699 as a result of $88,936 less in pre-opening expenses for the period. The increase was partially offset by a $29,011 reduction in operating income at the Company's Boulder Station location, which was due in part to the opening of the Company's Sunset Station location within five miles of Boulder Station and the opening of the Company's Texas Station location in February of 1999, which is approximately nine miles from Boulder Station. Results for the quarter were also negatively impacted by increases in selling, general and administrative expenses. Operating income for the Idaho New Horizon Child Care centers in operation during both periods decreased $83,410 to a loss of $2,934 from net income of $80,476 for the same period in 1998. Four centers accounted for $80,191 of the decrease due primarily to a combined revenue loss of 34% for the period. Management attributes the decline primarily to increased competition and management turnover.

      Net loss for the six month period ended June 30, 1999, was $275,736 compared to net income of $291,482 for the same period in 1998, a decrease of $567,218. Centers added since the beginning of 1998 accounted for an increase in center operating income of $26,613. Operating income for the Kids Quest centers open during both periods declined $155,896 from $968,938 to $813,042 for the same period in 1998. The decrease at existing Kids Quest locations was due primarily to a decrease in operating income at the Company's Boulder and Sunset Station locations of $86,875. Results for the six-month period were also negatively impacted by increases in selling, general and administrative expenses. Operating income for the Idaho New Horizon Child Care centers open during both periods decreased $130,944 from $158,657 to $27,713 for the same period in 1998 due primarily to significant revenue declines at four of the Company's Idaho centers.


Liquidity and Capital Resources

      During the six month period ended June 30, 1999, the Company generated $1,178,085 from operations, invested $941,889 in property and equipment, and received payments on notes receivable of $56,836. Additionally, the Company made payments on its line of credit of $154,283 and payments on long-term obligations of $563,448. The Company ended the period with a cash balance of $415,112. During the period, the Company borrowed $631,094 for new equipment including the opening of Columbia Village in Idaho and Texas Station in Nevada. During the same period in 1998, the Company generated $1,277,196 from operations, invested $1,824,040 in property and equipment, and received payments on notes receivable of $61,724. The Company made payments on long term debt of $454,681 and borrowed an additional $705,001 related to the Mall of America location. The Company ended the period with a cash balance of $319,740.

      The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 1999 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $500,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. The Company is currently seeking financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations. There can be no assurance, however, that such financing will be obtained, as the Company currently has no arrangements for such financing.


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

      The Company's reliance on third party vendors is not considered material and would cause only minor disruption to the Company due to year 2000 non-compliance by such vendor. In any case, the Company has been in the process of evaluating the potential of any third parties that could have an effect on the Company. To accomplish this, the Company has begun surveying those entities to determine their year 2000 readiness.

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

                          PART II. - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits List

              Exhibit 27  Financial Data Schedule

        (b)   Reports on Form 8-K

              There were no Reports on Form 8-K filed during the quarter ended June 30, 1999.

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


                        NEW HORIZON KIDS QUEST, INC.



                        By: /s/ William M. Dunkley
                           ------------------------------------
                               William M. Dunkley
                               Chief Executive Officer


                        By: /s/ Patrick R. Cruzen
                           ------------------------------------
                               Patrick R. Cruzen
                               Chief Financial Officer



Date: August 13, 1999