Form 10QSB
period 1999-09-30
NEW HORIZON KIDS QUEST INC
filed 1999-11-15
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________.

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

               YES (X)                                    NO ( )

As of November 12, 1999, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION                                           3


ITEM 1.        Condensed Consolidated Financial Statements

        a)     Condensed Consolidated Balance Sheets --
               September 30, 1999 and December 31, 1998                        3

        b)     Condensed Consolidated Statements of Operations -- Three
               months and nine months ended September 30, 1999, and 1998       5

        c)     Condensed Consolidated Statements of
               Cash Flows -- Nine months ended
               September 30, 1999 and 1998                                     6

        d)     Notes to Condensed Consolidated Financial
               Statements                                                      7


ITEM 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                   9


PART II.    OTHER INFORMATION                                                 14


ITEM 6.        Exhibits and Reports on Form 8-K                               14


Signatures                                                                    15

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                      September 30,    December 31,
                                                          1999             1998
                                                      ------------     ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .....................    $     48,188     $    208,717
   Accounts receivable ...........................         721,766          911,750
   Current portion of notes receivable ...........         159,124          144,335
   Prepaid expenses and other current assets .....          45,641          132,085
                                                      ------------     ------------
      Total current assets .......................         974,719        1,396,887
                                                      ------------     ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment, and leaseholds       10,090,750        9,172,698
   Less--Accumulated depreciation and amortization      (4,485,858)      (3,234,207)
                                                      ------------     ------------
      Total property and equipment ...............       5,604,892        5,938,491

OTHER ASSETS:
   Goodwill (net of accumulated amortization
       of $156,847 and $246,067, respectively) ...         505,438          991,711
   Notes receivable, net of current portion ......         982,169        1,050,222
   Other .........................................         176,847          181,320
                                                      ------------     ------------
                                                      $  8,244,065     $  9,558,631
                                                      ============     ============



   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            September 30,    December 31,
                                                                1999            1998
                                                             -----------     -----------
                                                             (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt .................    $ 1,690,100     $ 1,488,825
   Accounts payable .....................................        536,367         819,027
   Accrued expenses .....................................        902,230         548,769
                                                             -----------     -----------
      Total current liabilities .........................      3,128,697       2,856,621

LONG-TERM DEBT, less current maturities .................      1,182,059       1,719,831

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
      authorized; no shares issued and outstanding ......             --              --
   Series A convertible preferred stock, $.01 par value,
      1,500,000 shares authorized; no shares issued and
      outstanding .......................................             --              --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 3,293,300 shares issued and outstanding         32,933          32,933
   Additional paid-in capital ...........................      7,196,197       7,196,197
   Accumulated deficit ..................................     (3,295,821)     (2,246,951)
                                                             -----------     -----------
      Total shareholders' equity ........................      3,933,309       4,982,179
                                                             -----------     -----------
                                                             $ 8,244,065     $ 9,558,631
                                                             ===========     ===========



   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                Nine Months Ended
                                                    September 30                       September
                                           -----------------------------     -----------------------------
                                               1999             1998             1999             1998
                                           ------------     ------------     ------------     ------------

REVENUE ...............................    $  4,863,992     $  4,372,368     $ 13,259,711     $ 12,008,499

COSTS AND EXPENSES:
   Direct Expenses ....................       3,870,788        3,483,203       10,662,669        9,449,020
   Depreciation and Amortization ......         495,200          407,285        1,420,519        1,059,026
   Pre-opening Expenses ...............          74,172           52,860          123,625          179,029
   Write-down of Fixed Assets .........         367,272               --          367,272               --
                                           ------------     ------------     ------------     ------------
      Total Costs and Expenses ........       4,807,432        3,943,348       12,574,085       10,687,075
                                           ------------     ------------     ------------     ------------

CENTER OPERATING INCOME ...............          56,560          429,020          685,626        1,321,424

   Selling, General, and Administrative         313,668          302,226        1,041,961          750,215
   Depreciation and Amortization ......          21,977           29,674           79,449           88,980
   Write-down of Goodwill .............         431,441               --          431,441               --
                                           ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) ...............        (710,526)          97,120         (867,225)         482,229

   Interest Expense ...................        (102,323)         (96,123)        (294,766)        (266,159)
   Interest Income ....................          30,170           33,869           88,729          101,374
   Minority Interest ..................           9,545           (9,704)          24,392             (801)
                                           ------------     ------------     ------------     ------------

NET INCOME (LOSS) .....................    $   (773,134)    $     25,162     $ (1,048,870)    $    316,643
                                           ============     ============     ============     ============

INCOME (LOSS) PER SHARE:
   Basic and Diluted ..................    $       (.23)    $        .01     $       (.32)    $        .10
                                           ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and Diluted ..................       3,293,300        3,293,300        3,293,300        3,293,300
                                           ============     ============     ============     ============



     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30
                                                                      ---------------------------
                                                                         1999            1998
                                                                      -----------     -----------
OPERATING ACTIVITIES:
   Net income (loss) .............................................    $(1,048,870)    $   316,643
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
         Depreciation and amortization ...........................      1,499,968       1,148,006
         Write-down of fixed assets and goodwill .................        798,713              --
         Change in operating assets and liabilities:
            Accounts receivable ..................................        189,984          54,475
            Prepaid expenses and other ...........................         86,444          67,971
            Accounts payable .....................................       (282,660)        324,422
            Other assets .........................................            177          22,638
            Accrued expenses .....................................        211,967          47,624
                                                                      -----------     -----------
               Net cash provided by operating activities .........      1,455,723       1,981,779
                                                                      -----------     -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net ......................     (1,333,019)     (2,471,096)
   Payments received on notes receivable .........................         53,264         143,091
                                                                      -----------     -----------
      Net cash used in investing activities ......................     (1,279,755)     (2,328,005)
                                                                      -----------     -----------

FINANCING ACTIVITIES:
   Payments on line of credit, net ...............................       (243,556)             --
   Payments on long-term obligations .............................       (982,861)       (731,290)
   Additional borrowings of long-term debt .......................        889,920         705,001
                                                                      -----------     -----------
      Net cash used in financing activities ......................       (336,497)        (26,289)
                                                                      -----------     -----------

      Net decrease in cash and cash equivalents ..................       (160,529)       (372,515)

CASH AND CASH EQUIVALENTS,
   beginning of period ...........................................        208,717         554,540
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS,
   end of period .................................................    $    48,188     $   182,025
                                                                      ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
      Interest ...................................................    $   302,358     $   263,679
                                                                      ===========     ===========

NON-CASH ITEMS:
   Non-cash payments on notes receivable .........................    $        --     $    65,606
                                                                      ===========     ===========



     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the nine months ended September 30, 1999 and 1998, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1998 and 1997, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.    Basis of Presentation:

      Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

2.    Earnings Per Share:

      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed similarly to the computation of basic earnings per share except that the denominator is increased by the assumed exercise of dilutive options and warrants using the treasury stock method. The shares used in computing basic and diluted earnings per share were the same for 1999 and 1998. Options and warrants totaling 566,100 were excluded from the computation of diluted earnings per share for both years because their effect is antidilutive.

3.    Segment Disclosures:

      The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                      NEW HORIZON       IDAHO
     FOR THE THREE MONTH PERIOD       KIDS QUEST,    TRADITIONAL
     ENDED SEPTEMBER 30,                 INC.            CARE       CONSOLIDATED
     -----------------------------    -----------    -----------    ------------

     1999
     ----
     Revenue .....................    $ 3,894,606    $   969,386    $ 4,863,992
     Depreciation and amortization        466,177         51,000        517,177
     Interest income .............         30,170             --         30,170
     Net income (loss) ...........        111,780       (884,914)      (773,134)
     Capital expenditures ........        300,314         90,816        391,130

     1998
     ----
     Revenue .....................      3,433,168        939,200      4,372,368
     Depreciation and amortization        385,358         51,601        436,959
     Interest income .............         33,750            119         33,869
     Net income (loss) ...........        139,412       (114,250)        25,162
     Capital expenditures ........        622,260         24,796        647,056

                                      NEW HORIZON       IDAHO
     FOR THE NINE MONTH PERIOD        KIDS QUEST,    TRADITIONAL
     ENDED SEPTEMBER 30,                 INC.            CARE       CONSOLIDATED
                                      ------------   ------------   ------------

     1999
     ----
     Revenue .....................    $10,270,578    $ 2,989,133    $13,259,711
     Depreciation and amortization      1,329,913        170,055      1,499,968
     Interest income .............         88,729             --         88,729
     Net income (loss) ...........         88,606     (1,137,476)    (1,048,870)
     Capital expenditures ........      1,105,914        227,105      1,333,019

     1998
     ----
     Revenue .....................      9,104,231      2,904,268     12,008,499
     Depreciation and amortization        993,203        154,803      1,148,006
     Interest income .............         99,576          1,798        101,374
     Net income (loss) ...........        433,777       (117,134)       316,643
     Capital expenditures ........      2,446,300         24,796      2,471,096

4.    Write-Down of Fixed Assets and Goodwill:

      During the third quarter of 1999, the Company recorded a write-down of assets totaling $726,173 associated with four of the New Horizon Child Care centers acquired in 1995 and 1996 due to poor financial performance. As of this date, two of these centers remain open, and two of these centers were closed in August of 1999. Also during the third quarter of 1999, the Company wrote down assets totaling $72,540 related to its Bullwhackers location in Black Hawk, Colorado, due to poor financial performance. The write-downs consist of all tangible and intangible assets of these locations and estimated lease termination fees.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company currently provides hourly child care at eighteen locations in eight states, including two with supervised video entertainment centers. The Company also provides traditional child care at eleven New Horizon Child Care Centers in Idaho and one location in Joliet, Illinois.

      Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. The Mall of America center was recently licensed to provide traditional care, in addition to hourly care, and began accepting enrollments in June 1999. Sixteen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi, and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. In December 1998, Grand Casinos, Inc. transferred the management contracts for the two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s Mississippi properties with the gaming operations previously held by Hilton Hotels. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, two Kids Quest centers in Louisiana casinos managed by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation. The Company's newest hourly care center opened July 16, 1999, at the Avi Hotel and Casino in Laughlin, Nevada. The Company has closed its traditional care and arcade facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota, and its hourly care and arcade facilities at Bullwhackers in Black Hawk, Colorado, on October 31, 1999. The closures are primarily the result of poor financial performance. The Company will continue to operate an hourly child care facility at Treasure Island. The Company currently has contracts to open three additional Kids Quest centers within the next twelve months at the Jackpot Junction Hotel and Casino in Morton, Minnesota, the Cliff Castle Casino in Camp Verde, Arizona, and Ho-Chunk Casino and Bingo in the Wisconsin Dells. The Ho-Chunk Center will also include a supervised non-violent video entertainment center.

      During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional facilities in August of 1996 and January of 1999. In July and August of 1999, the Company closed two of its centers in Boise, Idaho. The centers did not meet the Company's quality standards and were located in areas where an over supply of child care facilities existed. In August of 1999, one of the Company's centers was partially destroyed by fire. The fire occurred after hours, and the Company's loss from destroyed property is fully covered by insurance. The Company will not resume providing child care at this location.

      The Company also operates an employee child care center in Joliet, Illinois, for the employees of Empress Casino and Mobil Oil Corporation. In addition, the Company has entered into an agreement to develop a New Horizon Child Care center providing employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip. The center is anticipated to open in the first quarter of 2000.

      Since its inception as an hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised video entertainment centers, traditional child care, and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

      The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Consequently, results of operations for any interim period may not be indicative of results to be achieved for a full fiscal year.

Results of Operations

      Revenue for the three months ended September 30, 1999, increased $491,624, or 11%, to $4,863,992 from $4,372,368 for the same period in 1998. The Company opened two Kids Quest hourly care centers, one employee child care center, and one New Horizon Child Care center since the third quarter of 1998, which accounted for $487,946 of additional revenue. Revenue for the Kids Quest centers open during both periods increased $124,715, or 4%, to $3,505,092 for the three months ended September 30, 1999, from $3,380,377 for the same period in 1998. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $19,070, or 2%, to $786,838 for the three months ended September 30, 1999, from $767,768 for the same period in 1998. The Kids Quest and Idaho centers that were closed since the third quarter of 1998 accounted for revenue declines of $140,107 for the three month period ended September 30, 1999, as compared to the same period in 1998.

      Revenue for the nine months ended September 30, 1999, increased $1,251,212, or 10%, to $13,259,711 from $12,008,499 for the same period in 1998.
Since the beginning of 1998, the Company opened three new Kids Quest centers, an employee child care center, and a New Horizon Child Care center, which accounted for $1,317,695 of additional revenue. Revenue for the Kids Quest centers open during both periods increased $187,047, or 2%, to $8,950,582 for the nine month period ended September 30, 1999, from $8,763,535 for the same period in 1998. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $21,592, or 1%, to $2,380,279 for the nine month period ended September 30, 1999, from $2,358,687 for the same period in 1998. The Kids Quest and Idaho centers that were closed since the beginning of 1998 accounted for revenue declines of $275,122 for the nine month period ended September 30, 1999, as compared to the same period in 1998.

      During the third quarter of 1999, the Company recorded a charge to operations of $798,713, or $.24 per share. The charge included a write-down of assets and lease termination costs of $367,272 and a write-off of goodwill of $431,441. The charge reflects the costs associated with four of the Company's centers in Boise, Idaho, and one of its Kids Quest locations. As of this date, two of the four centers in Boise, Idaho, remain open while two were closed in August of 1999. The Kids Quest location at Bullwhackers in Black Hawk, Colorado, was closed on October 31, 1999. In addition, the Company has closed its traditional care and arcade facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota. The Company will maintain an hourly care facility at the location. There are no anticipated charges associated with these closings. The Idaho centers that were closed were of lower quality and were in areas with an over capacity of child care centers. In excess of 80% of the enrollment from the closed centers transferred to other New Horizon Kids Quest centers. The centers in Black Hawk, Colorado, and Red Wing, Minnesota, were closed primarily due to poor financial performance.

      Costs and expenses for the three months ended September 30, 1999, without taking into account the asset write-down, increased $496,812, or 13%, to $4,440,160 from $3,943,348 for the same period in 1998. The increase is due primarily to the centers added since the second quarter of 1998, which accounted for $414,671 of the increase. Costs and expenses for existing Kids Quest locations increased $162,870, or 6%, to $3,095,782 from $2,932,912 for the same period in 1998. The increase in costs and expenses at existing centers was due primarily to increased equipment rent and depreciation associated with the center upgrade program. Costs and expenses for the Idaho centers open during both periods increased $66,321, or 9%, to $815,633 from $749,312 for the same period in 1998. The increase was due primarily to increased operating expenses at several of the centers as the result of enrollment transfers from the three closed centers. Costs and expenses for the Kids Quest and Idaho centers that were closed since the third quarter of 1998 decreased $147,050 for the three month period ended September 30, 1999, as compared to the same period in 1998.

      Costs and expenses for the nine months ended September 30, 1999, without taking into account the asset write-down, increased $1,519,738, or 14%, to $12,206,813 from $10,687,075 for the same period in 1998. The increase is due primarily to the centers added since the beginning of 1998, which accounted for $1,188,519 of the increase. Costs and expenses for existing Kids Quest locations increased $394,667, or 5%, to $7,655,224 from $7,260,557 for the same period in 1998. This increase was due primarily to increased equipment rent and depreciation associated with the center upgrade program and increased training and staff development costs. Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $153,592, or 7%, to $2,299,179 from $2,145,587 for the same period in 1998. This increase was due primarily to increased advertising costs and higher operating costs at several centers as a result of enrollment transfers from the three closed centers. Costs and expenses for the Kids Quest and Idaho centers that were closed since the beginning of 1998 decreased $217,040 for the nine month period ended September 30, 1999, as compared to the same period in 1998.

      Selling, general, and administrative expenses increased $11,442, or 4%, to $313,668 for the three month period ended September 30, 1999, from $302,226 for the same period in 1998. Selling, general, and administrative expenses for the nine month period ended September 30, 1999, increased $291,746 to $1,041,961 from $750,215 for the same period in 1998. Increases for the three and nine month periods were due to increased office rent as the result of the relocation of the home office in Plymouth, Minnesota, in March of 1999 and additional staffing in the areas of marketing, development, administration, and training.

      Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $310,931 of reimbursements for rate discounts for the three month period ended September 30, 1999, versus $331,515 for the same period in 1998, a decrease of $20,584, or 6%. For the nine month period ended September 30, 1999, the Company received $864,839 versus $923,601 for the same period in 1998, a decrease of $58,762, or 6%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.). There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreements will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

      Interest expense for the three month period ended September 30, 1999, increased $6,200, or 6%, to $102,323 from $96,123 for the same period in 1998. Interest expense for the nine months ended September 30, 1999, increased $28,607, or 11%, to $294,766 from $266,159 for the same period in 1998. The increase in interest expense is due to borrowing made by the Company to fund its expansion efforts.

      Net income for the three month period ended September 30, 1999, before accounting for the write-down, was $25,579 compared to net income of $25,162 for the same period in 1998. Centers added since the second quarter of 1998 accounted for an increase of $73,275 in center operating income. Center operating income for Kids Quest centers in operation during both periods decreased $38,156, or 9%, from $447,466 to $409,310 for the same period in 1998. The decrease was due primarily to a $40,281 reduction in operating income at the Company's Boulder Station location, which was due in part to the opening of the Company's Sunset Station location within five miles of Boulder Station, and the opening of the Texas Station location in February of 1999, which is approximately nine miles from Boulder Station. Results for the quarter were also negatively impacted by a $20,728 reduction in operating income at the Company's Biloxi location. These decreases were partially offset by a reduction in the center operating loss at the Company's Mall of America location of $29,287. Center operating income for the Idaho New Horizon Child Care centers open during both periods decreased $47,250 to a loss of $28,794 as compared to center operating income of $18,456 for the same period in 1998. The decrease is due primarily to reduced enrollment at several centers. Management attributes the decreases primarily to increased competition and management turnover. Center operating loss for the Kids Quest and New Horizon centers closed since the third quarter of 1998 decreased $6,941 for the three month period ended September 30, 1999, as compared to the same period in 1998 as expenses were reduced in anticipation of closing.

      Net loss for the nine month period ended September 30, 1999, before accounting for the write-down, was $250,157 compared to net income of $316,643 for the same period in 1998, a decrease of $566,800. Centers added since the beginning of 1998 accounted for an increase in center operating income of $129,176. Center operating income for the Kids Quest centers open during both periods decreased $207,620 from $1,502,978 to $1,295,358 for the same period in 1998. The decrease at existing Kids Quest locations was due primarily to a decrease in center operating income at the Company's Boulder Station location of $113,217, increased equipment rent and depreciation associated with the center upgrade program, and increased training and staff development costs. Operating income for the Idaho New Horizon Child Care centers open during both periods decreased $132,000 to $81,100 from $213,100 for the same period in 1998. The decrease is due primarily to reduced enrollment at several centers. Management attributes the decreases primarily to increased competition and management turnover. Operating loss for the Kids Quest and New Horizon centers closed since the beginning of 1998 increased $58,082 for the nine month period ended September 30, 1999, as compared to the same period in 1998.

Liquidity and Capital Resources

      During the nine month period ended September 30, 1999, the Company generated $1,455,723 from operations, invested $1,333,019 in property and equipment, and received payments on notes receivable of $53,264. Additionally, the Company made payments on its line of credit of $243,556 and payments on long-term obligations of $982,861. The Company ended the period with a cash balance of $48,188. During the period, the Company borrowed $889,920 for new equipment including the opening of Columbia Village in Idaho and Texas Station and Avi in Nevada. During the same period in 1998, the Company generated $1,981,779 from operations, invested $2,471,096 in property and equipment related to new locations and equipment upgrades, and received payments on notes receivable of $143,091. The Company made payments on long term debt of $731,290 and borrowed an additional $705,001 related to the Mall of America location. The Company ended the period with a cash balance of $182,025.

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

Private Securities Litigation Reform Act

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB (as well as information included in oral statements or other written statements made or to be made by the Company) may contain statements that are forward looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources, and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, access to sources for additional capital, dependence on existing management and third party contracts, domestic or global economic conditions, changes in federal or state laws or the administration or enforcement of such laws, litigation or claims, year 2000 compliance, as well as all other risks and uncertainties described in the Company's filings.

                          PART II. - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits List

                  Exhibit 27  Financial Data Schedule

            (b)   Reports on Form 8-K

                  There were no Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEW HORIZON KIDS QUEST, INC.



                                        By:  /s/ William M. Dunkley
                                           -------------------------------------
                                             William M. Dunkley
                                             Chief Executive Officer


                                        By:  /s/ Patrick R. Cruzen
                                           -------------------------------------
                                             Patrick R. Cruzen
                                             Chief Financial Officer



Date:  November 12, 1999