Form 10KSB
period 1999-12-31
NEW HORIZON KIDS QUEST INC
filed 2000-03-30
CIK 1001579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-KSB


(Mark one)

(X) Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


                       16355 36TH AVENUE NORTH, SUITE 700
                            PLYMOUTH, MINNESOTA 55446

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

         The registrant's revenues for its most recent fiscal year were $17,098,478.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock as quoted on the Nasdaq SmallCap Market on March 29, 2000, was approximately $1,887,600.

         As of March 20, 2000, there were 3,293,300 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the documents listed below have been incorporated by reference into this Form 10-KSB.


Document Incorporated                                        Part of Form 10-KSB
Proxy Statement for 2000 Annual Meeting of Shareholders            Part III

                                FORM 10-KSB INDEX

PART I                .......................................................1
         Item 1.      DESCRIPTION OF BUSINESS................................1
         Item 2.      DESCRIPTION OF PROPERTY................................8
         Item 3.      LEGAL PROCEEDINGS......................................8
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS.............................................9

PART II               .......................................................9
         Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS.........................9
         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS..................11
         Item 7.      FINANCIAL STATEMENTS..................................17
         Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE.............32

PART III              ......................................................32
         Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                         CONTROL PERSONS; COMPLIANCE WITH SECTION
                         16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.......32
         Item 10.     EXECUTIVE COMPENSATION................................33
         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT..............................33
         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........33
         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K......................33


"NEW HORIZON KIDS QUEST," "KID QUEST" AND "GRAND CASINO KIDS QUEST" ARE SERVICE MARKS OF NEW HORIZON KIDS QUEST, INC. "NEW HORIZON" IS A SERVICE MARK OF NEW HORIZON ENTERPRISES, INC. THIS DOCUMENT MAY CONTAIN TRADEMARKS OF OTHER COMPANIES.

                                                       PART I.

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

         New Horizon Kids Quest, Inc. (the "Company") develops, owns and operates supervised children's entertainment facilities under the name Kids Quest and premium traditional child care centers under the name New Horizon Child Care. The Company currently operates a total of 29 child care centers: 10 New Horizon Child Care centers in Idaho, a New Horizon Child Care center providing employee child care in Joliet, Illinois, for employees of Empress Casino and Mobil Oil Corporation, and 19 Kids Quest centers in nine states, including two with supervised video entertainment centers, and one (Mall of America) offering traditional child care. The Company intends to expand its operations through the development of additional Kids Quest centers and the acquisition or development of additional traditional and employee child care centers.

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

         Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota. Knott's Camp Snoopy is the largest indoor theme park in the United States, and the Mall of America is the largest fully enclosed retail and family entertainment complex in the United States. Seventeen of the Company's Kids Quest centers are operated in conjunction with casinos. The Company operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties, including Station Casino St. Charles in St. Charles, Missouri. In addition, the Company has entered into agreements to develop a Kids Quest hourly and employee child care center at Jackpot Junction Casino/Hotel in Morton, Minnesota, a Kids Quest hourly child care center and a supervised non-violent video entertainment center at Ho-Chunk Casino in Wisconsin Dells, Wisconsin, and an employee child care center for the employees of the Venetian Resort~Hotel~Casino in Las Vegas, Nevada.

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

         New Horizon Kids Quest, Inc. was incorporated in Minnesota in March 1992. The Company's principal executive offices are located at 16355 36th Avenue North, Suite 700, Plymouth, Minnesota, 55446, and its telephone number at that location is (612) 557-1111.


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

         The Company currently operates 19 Kids Quest centers generally ranging in size from 6,000 to 22,000 square feet. Each center features a specially designed, padded floor-to-ceiling climbing maze and play structure consisting of up to 35 activities, including tunnels, slides, ball baths, ramps, stairs, climbing nets, periscopes, air hops, bumper bags, talking tubes and other activities allowing children to crawl, climb, bounce, hop, tumble and slide in the safety of a secure environment.

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

         Two of the Company's Kids Quest centers also include a supervised video entertainment center featuring non-violent entertainment. The Company's video entertainment centers are designed for teenagers, rather than children 12 and under, but offer more supervision than typical video entertainment centers.


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


GROWTH AND EXPANSION

         The Company continues to believe that it is situated to take advantage of expansion opportunities for both its Kids Quest and New Horizon Child Care centers. Although there are many similarities and interrelationships between these two lines of businesses, they present very separate and distinct market opportunities within the child care industry.

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


Kids Quest                    Location                           Date Opened
----------                    --------                           -----------
Grand Casino Hinckley         Hinckley, Minnesota                May 1992
Grand Casino Mille Lacs       Mille Lacs, Minnesota              March 1993
Grand Casino Gulfport         Gulfport, Mississippi              June 1993
Grand Casino Biloxi           Biloxi, Mississippi                January 1994
Eden Prairie Center           Eden Prairie, Minnesota            March 1994
Grand Casino Avoyelles        Marksville, Louisiana              June 1994
Grand Casino Coushatta        Kinder, Louisiana                  January 1995
Boulder Station Casino        Las Vegas, Nevada                  November 1995
Ameristar Casino              Council Bluffs, Iowa               June 1996
Grand Casino Tunica           Robbinsonville, Mississippi        August 1996
Mohegan Sun Casino            Uncasville, Connecticut            October 1996
Soaring Eagle Casino          Mount Pleasant, Michigan           December 1996
Station Casino Kansas City    Kansas City, Kansas                January 1997
Treasure Island
  Resort & Casino             Red Wing, Minnesota                June 1997
Sunset Station Casino         Henderson, Nevada                  June 1997
Knott's Camp Snoopy/Mall
  of America                  Minneapolis, Minnesota             April 1998
Texas Station                 Las Vegas, Nevada                  February 1999
The Avi Hotel and Casino      Laughlin, Nevada                   July 1999
Cliff Castle Casino           Camp Verde, Arizona                December 1999

The Company believes that its relationships with casino operators creates a unique opportunity to expand and increase its market share of the child activity center business. The Company is continuing to target favorable markets and superior locations to establish a strong market presence for Kids Quest.

         EMPLOYEE CHILD CARE CENTERS. The Company operates a New Horizon Child Care center in Joliet, Illinois for the employees of Empress Casino and Mobil Oil Corporation. The Company's first employee child care center at Treasure Island Resort and Casino in Red Wing, Minnesota was closed during 1999 in connection with the Company's closure of its Treasure Island Arcade. The Company's newest employee child care center will open in mid-April of 2000 for the employees of the Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip. The employee child care centers in Joliet and Las Vegas are more substantial and represent significant entries into the employee child care market for the Company.

         NEW HORIZON CHILD CARE CENTERS. The Company continues to analyze sites in Boise, Idaho for additional New Horizon Child Care centers. Between September 1995 and March 1996, the Company acquired an aggregate of 12 established child care centers located throughout Boise and the surrounding metropolitan area. The Company subsequently opened two additional child care centers in newly constructed facilities. In 1999, the Company closed two of the older child care centers which had been acquired from other operators as part of a plan to consolidate and improve the overall performance of the Company's Idaho operations. Most of the children enrolled at the two centers were successfully transferred to other New Horizon centers. As the Company's newly constructed facilities in the Boise area have performed better than the acquired centers, it is likely that any future expansion in Boise will be through the construction of new facilities. In January 2000, the Company closed an additional center in Boise and now operates a total of 10 traditional child care centers in the Boise market.


MARKETING AND PROMOTION

         Historically, a primary source of new enrollment for traditional child care services has been word-of-mouth recommendations from satisfied parents in communities in which centers operate. However, the Company proactively utilizes various types of community-based marketing strategies for the promotion of its New Horizon centers as well as its Kids Quest centers. In addition, the Company relies upon cross promotional opportunities and special events with various casinos, Native American Tribes and facility owners or developers. The Company also seeks to increase its enrollment through various discounts, promotions and the following marketing techniques: direct mailings to local residents and child care centers, database mailings, special events, guest appearances, mall advertising, volume user discount programs, field trip packages, concession discounts and free care for children on their birthday.


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

         The Company's Kids Quest centers generally range in size from approximately 6,000 to 22,000 square feet. Seventeen Kids Quest centers operate in or adjacent to casinos. Although certain centers are being operated without a written agreement, most are operated pursuant to the terms of various written financial services or lease agreements. Although the precise terms of the operation of each of the Company's centers vary by location, the Kids Quest centers are generally operated pursuant to a profit sharing arrangement in which the Company manages and operates its Kids Quest center and pays a percentage of the center's pretax gross operating profits to the property owner. The Company also typically receives a minimum guaranteed management fee, which also varies by location, and, in most cases, operating losses, if any, are reimbursed by the property owner. There is no assurance that the Company will continue to receive any such guaranteed fees in the future. Most of the agreements require casino consent to changes in the Company's rates charged for its child care services. The casinos have the right, subject to certain non-compete restrictions, to terminate their agreement with the Company at any time. The Company also leases approximately 11,150 square feet for its Kids Quest center in the Eden Prairie Center shopping mall, and 17,385 square feet for its Knott's Camp Snoopy/Mall of America center. The Company believes that its leased Kids Quest properties are generally in good condition.

         The Company leases 10 New Horizon Child Care centers in Boise, Idaho, which range in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. With one exception, the leases range from seven to fifteen years with consecutive multiple-year renewal options. All of such leases have a minimum of at least four years remaining on the primary term of each lease. The leases generally require the Company to pay utility expenses, taxes, insurance, repairs and maintenance and other operating expenses relating to the properties. The Company also operates a New Horizon Child Care center in Joliet, Illinois for employees of Empress Casino and Mobil Oil Corporation. This center has been opened and is being operated without a definitive lease or other operating agreement.


ITEM 3.  LEGAL PROCEEDINGS

         In November 1996, Ms. Christa Nejezchleba, a minority shareholder of New Horizon Enterprises, Inc. commenced an action asserting both individual and derivative claims against New Horizon Enterprises, Inc. and other Minnesota corporations and real estate partnerships through which child care centers in Minnesota are owned or operated. Although the Company does not have any ownership interest in these Minnesota centers, the Company was named as a defendant in this lawsuit. The lawsuit was settled in 1999 without expense to the Company.

         During 1996 and early 1997, Atrox Systems, Inc. d/b/a Tenderfun Soft Playgrounds ("Tenderfun") supplied large indoor play structures for five new Kids Quest facilities. In December 1996, Tenderfun filed for reorganization protection under Chapter 11 of the U.S. Bankruptcy Code in the State of Texas, and the case was subsequently converted to a Chapter 7 liquidation. The assets of Tenderfun are now in the process of being liquidated. Due to the extensive nature of problems with the various play structures provided by Tenderfun, the Company has commenced an action against F. William Boedeker and Laura M. Boedeker in Hennepin County District Court, State of Minnesota, based upon personal guaranties seeking damages in excess of $50,000. William M. Boedeker was an officer and principal shareholder of Tenderfun and Laura M. Boedeker is his wife. This case, which was originally scheduled for trial in 1999, was rescheduled and is proceeding to trial later this year.

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


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock of the Company has traded on the Nasdaq SmallCap Market under the symbol "KIDQ" since November 14, 1995. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated and is based upon information from NASDAQ.




                                                           BID
PERIOD                                              HIGH         LOW
------
1998
----
First Quarter                                       3 1/4       1 1/2
Second Quarter                                      4 1/8       2
Third Quarter                                       2 3/4       1 1/2
Fourth Quarter                                      2 5/8       1 1/2

1999
----
First Quarter                                       2 5/8        1 1/2
Second Quarter                                      2              3/4
Third Quarter                                       1 5/8        1 1/8
Fourth Quarter                                      1 1/4          3/8


         In December and January, the Company received notices from NASDAQ that the Company's Common Stock had failed to maintain certain bid price and minimum market value of public float requirements and stating that the Company's Common Stock may be de-listed. In March 2000, the

Company submitted its position to NASDAQ that its Common Stock had met NASDAQ's requirements for continued NASDAQ trading and, in a letter dated March 15, 2000, NASDAQ confirmed and agreed that Company's Common Stock had met the required bid price and public float tests and indicated that the matter was closed. Therefore, the Company's Common Stock is no longer the subject of threatened de-listing action. As of March 15, 2000, the Company had 42 shareholders of record. The Company estimates there were approximately 1,000 beneficial owners as of such date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company currently provides hourly child care at nineteen locations in nine states, including two with supervised video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Boise, Idaho, one location in Joliet, Illinois, and at its Mall of America location in Bloomington, Minnesota.

         Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. Knott's Camp Snoopy is the largest indoor theme park in the United States, and the Mall of America is the largest fully enclosed retail and family entertainment complex in the United States. Seventeen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties, including Station Casino St. Charles in St. Charles, Missouri. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casino, Inc. in Minnesota, Mississippi, and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. In December 1998, Grand Casinos, Inc. transferred its two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. was then merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s remaining properties with the gaming operations previously held by Hilton Hotels. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, two Kids Quest centers in Louisiana casinos owned and operated by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation. The Company's newest hourly care center opened December 22, 1999, at the Cliff Castle Casino in Camp Verde, Arizona. In addition, the Company opened an hourly care facility at the Avi Hotel and Casino in Laughlin, Nevada, on July 16, 1999. The Company closed its traditional care and arcade facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota on April 2, 1999, and its hourly care and arcade facilities at Bullwhackers Casino in Black Hawk, Colorado, on October 31, 1999. The closures are primarily the result of poor financial performance. The Company will continue to operate an hourly child care facility at Treasure Island. The Company currently has contracts to open two additional Kids Quest centers within the next six months at the Jackpot Junction Hotel and Casino in Morton, Minnesota, and Ho-Chunk Casino and Bingo in the Wisconsin Dells. The Ho-Chunk center will also include a supervised non-violent video entertainment center.

         During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company operates as New Horizon Child Care centers. The Company has subsequently opened two additional new facilities in August of 1996 and January of 1999. In July and August of 1999, the Company closed two of its centers in Boise, Idaho. The centers did not meet the Company's quality standards and were located in areas where an over supply of child care facilities existed. In August of 1999, one of the Company's centers was partially destroyed by fire. The fire occurred after hours, and the Company's loss from destroyed property is fully covered by insurance. The

Company does not anticipate resuming child care at this location. In January 2000, the Company closed an additional center in Boise and now operates a total of 10 traditional child care centers in the Boise market.

         The Company also operates an employee child care center in Joliet, Illinois, for the employees of Empress Casino and Mobil Oil Corporation and began offering traditional care in conjunction with its hourly child care facility at its Mall of America location in June of 1999. In addition, the Company has entered into an agreement to develop a New Horizon Child Care center to provide employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, will be the first casino to provide on-site child care for its employees on the Las Vegas strip. The center is anticipated to open in mid-April of this year.

         Since its inception as an hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised video entertainment centers, traditional child care, and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

         The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Therefore, results of operations for any interim period may not be indicative of results to be achieved for a full fiscal year.


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated.

                                                       Year Ended December 31
                                                       ----------------------
                                                         1999        1998
                                                         ----        ----
REVENUE                                                  100%        100%

COSTS AND EXPENSES
         Direct Expenses                                  80%         80%
         Depreciation and Amortization                    11%         10%
         Pre-Opening Expenses                              1%          1%
         Write-Down of Fixed Assets/Goodwill               2%         --
                                                         ---         ---
                         Total Costs and Expenses         94%         91%
                                                         ---         ---

CENTER OPERATING INCOME                                    6%          9%

         Selling, General and Administrative               7%          7%
         Amortization                                      1%          1%
         Write-Down of Fixed Assets/Goodwill               3%         --
                                                         ---         ---

OPERATING INCOME (LOSS)                                   (5%)         1%

         Interest Expense                                 (2%)        (2%)
         Interest Income                                   1%          1%
         Minority Interest                                --          --
                                                         ---         ---
NET INCOME (LOSS)                                         (6%)         0%
                                                         ===         ===

         Revenues increased $1,498,608, or 10%, to $17,098,478 in 1999 from
$15,599,870 in 1998. The addition of three new Kids Quest locations in 1999 contributed $845,302 of additional revenue between 1998 and 1999. Further, the addition of a Kids Quest location at the Mall of America in Bloomington, Minnesota, and an employee child care facility in Joliet, Illinois, during 1998 contributed $568,675 to the revenue increase. The centers at Treasure Island and Bullwhackers that were closed in 1999 resulted in a decrease in revenue of $186,682 between 1999 and 1998.

         The Company's fifteen Kids Quest locations that were open for the entire twelve month periods ended December 31, 1999 and 1998, contributed $130,897 of additional revenue in 1999. Revenues from the Company's Soaring Eagle location in Mt. Pleasant, Michigan, increased $307,592, or 40%, in 1999 versus 1998 primarily due to the opening of a 512 room hotel at the property in August of 1998. Revenues from the Company's locations in Gulfport and Tunica, Mississippi, were up $181,484, or 13%. Management attributes these increases to the opening of additional hotel rooms at both properties and rate increases. Revenues at the Company's location in Kinder, Louisiana, were up $71,198, or 10%, primarily as a result of moving Kids Quest to a larger and more prominent location in November of 1998. Revenue at the Company's Eden Prairie Center location decreased $60,808, or 16%, in 1999 from 1998. The Company attributes the decrease to significant construction at the host mall during 1999. The Company will close the Eden Prairie location in the third quarter of 2000. Revenues declined $142,275, or 9%, at the Company's Mohegan Sun location in Uncasville, Connecticut. The decrease was primarily due to construction disruptions as the Kids Quest location was moved to a temporary location in anticipation of a major expansion of the Mohegan Sun property. The Company also experienced a $188,125, or 19%, decline in revenue at its Boulder Station location in 1999 versus 1998. The Company attributes this decrease to the fact that it opened new Kids Quest locations at Sunset Station, which is within five miles of Boulder Station, and at Texas Station, which is within nine miles of Boulder Station. These centers were opened in June of 1997 and February of 1999, respectively. In spite of this decrease in revenue at Boulder Station, the combined revenue of the Boulder, Sunset and Texas Station locations resulted in an increase in revenue of $547,987, or 29%, over the revenue at Boulder and Sunset Station for 1998.

         The Company's ten New Horizon Child Care centers in Idaho which were open for the entire twelve month periods ended December 31, 1999 and 1998, experienced revenue growth of $94,574, or 3%. Management attributes this growth primarily to enrollment transfers from the three centers that were closed in the third quarter of 1999. The closed centers resulted in a revenue decrease of $358,576 between 1999 and 1998. The Company's newest center, which opened in January of 1999, contributed $404,418 of additional revenue between 1998 and 1999.

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


         Costs and expenses, without taking into account the asset write-down, increased $1,572,734, or 11%, to $15,708,660 from $14,135,926 in 1998. Included in the increase was $672,923 relating to the new Kids Quest locations added in 1998. Also included in the increase was $416,338 related to the addition of a Kids Quest facility at the Mall of America and an employee child care facility in Joliet, Illinois, during 1998. Costs and expenses for existing Kids Quest locations were up $346,167. The cost increases were due primarily to increased equipment rent and depreciation associated with the center upgrade program and direct costs associated with increased revenues. Expenses for the centers closed in 1999 decreased $168,084 as compared to 1998. Costs and expenses at existing New Horizon Child Care centers increased $212,145 in 1999 versus 1998. The Company attributes the increases in costs and expenses related to existing locations primarily to direct costs associated with additional revenues at these locations. An expense increase of $433,007 is attributable to the Company's newest location which opened in January of 1999. Expenses for the three centers closed in 1999 decreased $339,762 as compared to 1998.

         Selling, general, and administrative expenses increased $196,594, or 19%, to $1,250,698 in 1999 from $1,054,104 for the same period in 1998. The increase is due to increased office rent as the result of the relocation of the home office in Plymouth, Minnesota, in March 1999 and additional staffing in the areas of marketing, development, administration, and training. Management expects selling, general and administrative expenses to increase with the addition of and negotiation for new locations. However, such expenses should decrease as a percentage of revenues with the continued growth of the Company's revenues.

         Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the general public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amounts charged and the fair market value. In 1999 the Company received $1,107,778 of reimbursements for rate discounts versus $1,168,807 in 1998, a decrease of $61,029, or 5%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment and four Indian casinos currently or previously managed by Grand Casinos, Inc. There can be no assurance that such discounts and reimbursements will not be modified or discontinued altogether or that future agreements with other casinos will provide for a discounted hourly rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

         Interest expense for 1999 increased $28,101, or 8%, to $390,996 in 1999 from $362,895 in 1998. The increase in interest expense is due to borrowing made by the Company to fund its expansion efforts.

         The Company had a net loss, before accounting for the write-down, of $284,831 in 1999, compared to net income of $21,508 in 1998. The three new Kids Quest centers opened in 1999 accounted for an increase in center operating income of $172,411. Further, the Kids Quest location at the Mall of America and the employee child care facility in Joliet, Illinois, which were opened in 1998, improved center operating income by $152,311. Center operating income for the Kids Quest centers open during both periods decreased $215,273 as compared to the same period in 1998. The decrease at existing Kids Quest locations was due primarily to a decrease in center operating income at the Company's Boulder Station location of $132,604, increased depreciation and equipment rent associated with the center upgrade program, and increased training and staff development costs. Center operating loss for the twelve months ended December 31, 1999, was $25,167 as compared to center operating income of $139,807 for the same period in 1998, a decrease of $164,974. Management attributes this decrease to increased competition and an over capacity of New Horizon centers in several areas. Three New Horizon Child Care centers were closed during the third quarter of 1999, and a fourth center was closed in January 2000. As a result of the 1999 closures, center operating income in Idaho for the fourth quarter of 1999 was $66,899 as compared to break even results for the comparable quarter in 1998. The Company's earnings were also impacted by an increase in selling, general, and administrative, expenses in 1999 of $196,594. The increase was primarily due to increased office rent and additional staffing in the areas of marketing, development, administration, and training.


LIQUIDITY AND CAPITAL RESOURCES

         During 1999, the Company generated $1,814,787 from operations, invested $1,552,664 in property and equipment related to new locations and equipment upgrades and received payments on notes receivable of $86,350. The Company made payments on long-term debt of $1,362,987 and borrowed an additional $955,340. The Company also took advances on its credit line of $6,444 to fund short-term working capital needs. The Company ended the year with a cash balance of $155,987.

         During 1998, the Company generated $2,165,824 from operations, invested $2,650,282 in property and equipment, and received payments on notes receivable of $105,592. The Company made payments of $1,070,739 on long-term obligations and borrowed an additional $757,925 related to the Mall of America location opened during the second quarter of 1998. The Company also took advances on its credit line of $234,556 to fund short-term working capital needs. The Company ended the year with a cash balance of $208,717.

         The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2000 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $500,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada which opened in February of 1999. The Company is currently seeking financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations. However, if financing is not obtained, the Company will be required to reduce expenditures planned for 2000.

YEAR 2000 COMPLIANCE

         Beginning in early 1998, the Company began evaluating its year 2000 readiness. The Company began testing its various information systems to determine if they would correctly recognize and process data information beyond the year 1999. The evaluation performed included in-house testing of systems by Company employees, use of various purchased evaluation software, and discussions with material software vendors. The results of the Company's evaluations resulted in the conclusion that much of the Company's software, as well as the imbedded technology of some of the Company's hardware equipment, was not year 2000 compliant. During 1999, the Company upgraded its systems with software and hardware that is year 2000 compatible. Many of these upgrades had been previously planned in the normal course of business without regard to the year 2000 issue. A significant portion of the upgrades were provided by vendors pursuant to previously existing software development and service agreements with the remaining upgrades requiring expenditure by the Company. The Company completed the majority of the upgrades, primarily related to revenue recognition and internal accounting, in January of 1999. The Company's total expenditures for these upgrades were less than $30,000 to complete system upgrades to year 2000 compliance.

         To date, the Company has experienced no business interruption due to year 2000 issues. The Company will continue its evaluation effort into the year 2000 to identify any previously unanticipated or unidentified year 2000 issues. If any additional issues or complications arise that may potentially cause any business interruption, the Company believes it can effectively rely on manual systems to assure minimal business interruption as a result of year 2000 system failures.

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

ITEM 7.  FINANCIAL STATEMENTS








                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES


                        Consolidated Financial Statements


                                      As of


                           December 31, 1999 and 1998









                                    CONTENTS

    Report of Independent Public Accountants...............................18
    Consolidated Balance Sheets............................................19
    Consolidated Statements of Operations..................................20
    Consolidated Statements of Shareholders' Equity........................21
    Consolidated Statements of Cash Flows..................................22
    Notes to Consolidated Financial Statements.............................23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New Horizon Kids Quest, Inc.:

We have audited the accompanying consolidated balance sheets of New Horizon Kids Quest, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



                                       ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
February 24, 2000

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31

                                                                             1999              1998
                                                                         ------------      ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $    155,987      $    208,717
     Accounts receivable                                                      864,146           911,750
     Current portion of notes receivable                                      156,747           144,335
     Prepaid expenses and other                                                98,016           132,085
                                                                         ------------      ------------

              Total current assets                                          1,274,896         1,396,887
                                                                         ------------      ------------

PROPERTY AND EQUIPMENT:
     Furniture, fixtures, equipment and leaseholds                         10,023,548         9,172,698
     Less- Accumulated depreciation and amortization                       (4,662,433)       (3,234,207)
                                                                         ------------      ------------

              Property and equipment, net                                   5,361,115         5,938,491

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $167,885
     and $246,047                                                             494,400           991,711
     Notes receivable, net of current portion                                 951,460         1,050,222
     Other long-term assets                                                   167,731           181,320
                                                                         ------------      ------------
                                                                         $  8,249,602      $  9,558,631
                                                                         ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                $  1,425,490      $  1,488,825
     Accounts payable                                                         834,460           819,027
     Accrued expenses                                                         709,054           548,769
                                                                         ------------      ------------

              Total current liabilities                                     2,969,004         2,856,621

     LONG-TERM DEBT, less current maturities                                1,381,963         1,719,831
                                                                         ------------      ------------

     COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

     SHAREHOLDERS' EQUITY:
     Undesignated preferred stock, 3,500,000 shares authorized; no
     shares issued and outstanding                                                  -                 -
     Series A convertible preferred stock, $.01 par value, 1,500,000
     shares authorized; no shares issued and outstanding                            -                 -
     Common stock, $.01 par value, 20,000,000 shares authorized;
     3,293,300 shares issued and outstanding in 1999 and 1998                  32,933            32,933
     Paid-in capital                                                        7,196,197         7,196,197
     Accumulated deficit                                                   (3,330,495)       (2,246,951)
                                                                         ------------      ------------

              Total shareholders' equity                                    3,898,635         4,982,179
                                                                         ------------      ------------
                                                                         $  8,249,602      $  9,558,631
                                                                         ============      ============


The accompanying notes are an integral part of these consolidated balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         For the Years Ended December 31

                                                        1999               1998
                                                    ------------      ------------
REVENUE                                             $ 17,098,478      $ 15,599,870
                                                    ------------      ------------

COSTS AND EXPENSES:
     Direct expenses                                  13,700,082        12,430,033
     Depreciation and amortization                     1,876,099         1,501,426
     Preopening expenses                                 132,479           204,467
     Write-down of fixed assets                          367,272                 -
                                                    ------------      ------------

              Total costs and expenses                16,075,932        14,135,926
                                                    ------------      ------------

              Center operating income                  1,022,546         1,463,944

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,250,698         1,054,104

DEPRECIATION AND AMORTIZATION                             98,712           118,654

WRITE-DOWN OF GOODWILL                                   431,441                 -
                                                    ------------      ------------

              Income (loss) from operations             (758,305)          291,186

INTEREST EXPENSE                                        (390,996)         (362,895)

INTEREST INCOME                                          118,562           134,377

MINORITY INTEREST                                         11,695            12,840
                                                    ------------      ------------

              Income (loss) before income taxes       (1,019,044)           75,508

PROVISION FOR INCOME TAXES                                64,500            54,000
                                                    ------------      ------------
              Net income (loss)                     $ (1,083,544)     $     21,508
                                                    ============      ============

NET INCOME (LOSS) PER SHARE:
     Basic and diluted                              $       (.33)     $        .01
                                                    ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                 3,293,300         3,293,300
                                                    ============      ============



The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                              Common Stock                                                 Total
                                              ------------             Paid-In         Accumulated      Shareholders'
                                          Shares        Amount         Capital           Deficit           Equity
                                        ---------      -------       ----------        -----------       ----------
BALANCE,
     December 31, 1997                  3,293,300      $32,933       $7,196,197        $(2,268,459)      $4,960,671
         Net income                             -            -                -             21,508           21,508
                                        ---------      -------       ----------        -----------       ----------
BALANCE,
     December 31, 1998                  3,293,300       32,933        7,196,197         (2,246,951)       4,982,179
         Net loss                               -            -                -         (1,083,544)      (1,083,544)
                                        ---------      -------       ----------        -----------       ----------
BALANCE,
     December 31, 1999                  3,293,300      $32,933       $7,196,197        $(3,330,495)      $3,898,635
                                        =========      =======       ==========        ===========       ==========


The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31


                                                                               1999              1998
                                                                            -----------      -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                      $(1,083,544)     $    21,508
     Adjustments to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation and amortization                                        1,974,811        1,620,080
         Write-down of impaired assets                                          798,713                -
         Change in operating assets and liabilities:
              Accounts receivable                                                47,604         (138,630)
              Prepaid expenses and other current assets                          34,069          130,065
              Accounts payable                                                   15,433          536,954
              Other assets                                                        8,910              404
              Accrued expenses                                                   18,791           (4,557)
                                                                            -----------      -----------

                  Net cash provided by operating activities                   1,814,787        2,165,824
                                                                            -----------      -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (1,552,664)      (2,650,282)
     Collection of notes receivable                                              86,350          105,592
                                                                            -----------      -----------

                  Net cash used in investing activities                      (1,466,314)      (2,544,690)
                                                                            -----------      -----------

FINANCING ACTIVITIES:
     Advances on line of credit, net                                              6,444          243,556
     Proceeds from long-term debt                                               955,340          748,925
     Payments on long-term debt                                              (1,362,987)        (959,438)
                                                                            -----------      -----------

                  Net cash provided by (used in) financing activities          (401,203)          33,043
                                                                            -----------      -----------

                  Net decrease in cash and cash equivalents                     (52,730)        (345,823)

CASH AND CASH EQUIVALENTS, beginning of year                                    208,717          554,540
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                      $   155,987      $   208,717
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid during the year for-
         Interest                                                           $   400,720      $   359,057
         Income taxes                                                            64,558           47,613



The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries, including New Horizon Child Care-Idaho, Inc. (together, the Company). All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 1999, the Company operated 19 Kids Quest centers providing hourly child care and 13 New Horizon child care centers providing traditional child care services, as well as 2 video arcades in casino locations.

Kids Quest of Council Bluffs, LLC (Kids Quest LLC) is owned 51% by the Company and 49% by Ameristar Casino Council Bluffs, Inc. (Ameristar). The operating agreement governing Kids Quest LLC provides for the owners to share in profits and losses of Kids Quest LLC. Ameristar's portion of net losses generated to date are presented as minority interest in the consolidated statements of operations.

Future revenues and results from operations will depend upon various factors, including market acceptance of the Company's offerings and general economic conditions. The Company's ability to expand operations depends on its ability to obtain substantial financing for the development of additional units. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

      Furniture, fixtures and equipment    5-7 years
      Leasehold improvements               7-10 years or the term of the lease

REVENUE RECOGNITION

Revenue is recognized as child care services are rendered. Amounts collected in advance for which the service has not yet been provided are deferred and classified as a component of accrued expenses in the accompanying consolidated balance sheets. Rate and compensatory reimbursements received from casino operators for the years ended December 31, 1999 and 1998 were approximately $2,168,000 and $2,076,000, respectively.

GOODWILL

Goodwill represents the amounts paid for child care centers in excess of the identifiable assets. The goodwill amounts are being amortized over their estimated lives, which do not exceed 15 years, using the straight-line method.

Impairment losses are recorded on goodwill and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amounts. During the third quarter of 1999, the Company recorded a write-down of assets totaling $726,173 associated with four of the New Horizon Child Care centers acquired in 1995 and 1996 due to poor financial performance. As of December 31, 1999, two of these centers remain open, and two of these centers were closed during 1999. The Company also wrote down assets totaling $72,540 related to its Bullwhackers location in Black Hawk, Colorado, due to poor financial performance. The write-downs consist of all tangible and intangible assets of these locations and estimated lease termination fees. There were no impairments recognized during 1998.

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

2.       NOTES RECEIVABLE:

Long-term notes receivable consisted of the following at December 31:

                                                                                             1999             1998
                                                                                             ----             ----
Note receivable from casino operator at reference rate (8.75% at December 31,
     1999) for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,266 through 2005; collateralized by rents or other payments owed by the Company
     pursuant to lease agreement                                                         $  346,327        $  389,163

Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,567 through 2006; collateralized by rents or other
     payments owed by the Company pursuant to lease agreement                               395,550           432,769

Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $5,999 through 2007; collateralized by rents or other
     payments owed by the Company pursuant to child care services agreement                 366,330           372,625
                                                                                         ----------        ----------
Total long-term notes receivable                                                          1,108,207         1,194,557
Less- Current maturities                                                                   (156,747)         (144,335)
                                                                                         ----------        ----------
Long-term notes receivable, net of current maturities                                    $  951,460        $1,050,222
                                                                                         ==========        ==========


In connection with the opening of a Kids Quest center in February 1999, the Company agreed to advance up to $500,000 to a casino operator for the cost of construction, initial improvements and fixtures. The terms of the note receivable are expected to be the same as existing casino notes receivable.

3.       LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

                                                                                            1999              1998
                                                                                         ----------        ----------
Line of credit (see below)                                                               $  250,000        $  243,556
Note payable to sellers of six child care centers in Boise, Idaho, at 9%, payable in monthly installments of $10,255, with final payment due
     in 2003; all assets of the six centers are pledged as collateral                       383,117           467,529

Note payable to seller of child care centers in Boise, Idaho, at 8.5%, payable in monthly installments of $4,154 through 2007;
     collateralized by assets of the acquired centers                                       241,019           269,066

Note payable to seller of child care centers in Boise, Idaho, at 9%, payable in monthly installments of $4,687 through 2006;
     collateralized by assets of the acquired centers                                       268,109           298,711

Notes payable to leasing company at 10% to 12% through 2003;
     collateralized by equipment                                                          1,665,208         1,929,794
                                                                                         ----------        ----------
Total long-term debt                                                                      2,807,453         3,208,656
Less- Current maturities                                                                 (1,425,490)       (1,488,825)
                                                                                         ----------        ----------

Long-term debt, net of current maturities                                                $1,381,963        $1,719,831
                                                                                         ==========        ==========



In November 1998, the Company established a $250,000 line of credit. The agreement calls for interest at the bank reference rate (8.50% at December 31, 1999). The line of credit is collateralized by the Company's tangible and intangible assets and expires in November 2000.

The Company and its leasing company are currently in dispute as to the application of payments on its leases during the construction phase of certain projects. As a result, the leasing company has indicated that an additional $200,000 of principal balance is outstanding and owing as of December 31, 1999. The Company and its legal counsel believe that no additional amounts are due and intend to contest the leasing company's claim. An unfavorable resolution of this claim could have an adverse impact on the Company's financial position.

Future maturities of long-term debt as of December 31, 1999 are as follows:

   2000                                                          $1,425,490
   2001                                                             652,933
   2002                                                             350,610
   2003                                                             161,780
   2004                                                              90,749
   Thereafter                                                       125,891
                                                                 ----------
                                                                 $2,807,453
                                                                 ==========

4. SHAREHOLDERS' EQUITY:

In connection with the Company's initial public offering of common stock, the Company sold the underwriter a five-year warrant which expires in November 2000 to purchase up to 100,000 shares of the Company's common stock at $6.00 per share.

During September 1995, the Company granted 100,000 stock options exercisable at $5.00 to New Horizon Enterprises, Inc. in exchange for a license agreement to use a service mark. The license agreement has a term of five years which can be extended year to year by either party. The option grant represented full payment to New Horizon Enterprises, Inc. for use of the service mark. The license agreement also provides the Company with a first right of refusal in connection with the pursuit of child care opportunities outside of Minnesota. The Company also has outstanding 25,000 warrants to purchase common stock at $4.00, which are exercisable through August 2002.

5. STOCK OPTION PLAN:

The Company has a long-term incentive and stock option plan (the Plan). The Plan provides for the grants of up to 750,000 incentive stock options or nonstatutory stock options to key employees, directors and consultants. The exercise price of options granted under the Plan is determined by the compensation committee of the board of directors, but will not be less than 100% of the fair market value of the shares on the date of grant. Both the incentive stock options and the nonstatutory stock options expire ten years from the date of grant.

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

The Company has previously granted 37,500 stock options exercisable at $4.00 per share to certain members of management outside of these plans. All of these options were outstanding and 100% vested at December 31, 1999 and expire on November 13, 2000.

Stock option activity is summarized as follows:

                                                                       Weighted
                                                        Incentive      Average
                                                          Stock        Exercise
                                                          Option        Price
                                                          -------      --------
           Balance, December 31, 1997                     417,100       $5.04
               Options granted                             25,000        2.40
               Options forfeited                          (22,000)      (6.44)
                                                          -------
            Balance, December 31, 1998                    420,100        4.81
               Options granted                             15,000        1.81
               Options forfeited                          (21,000)       4.77
                                                          -------
           Balance, December 31, 1999                     414,100        4.70
                                                          =======
           Options exercisable at:
               December 31, 1998                          270,700
                                                          =======
               December 31, 1999                          318,800
                                                          =======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reported as follows:

                                                                      1999         1998
                                                                  -----------    --------
           Net income (loss):
               As reported                                        $(1,083,544)   $ 21,508
               Pro forma                                           (1,280,750)   (176,712)

           Net income (loss) per share--basic and diluted:
               As reported                                        $      (.33)   $    .01
               Pro forma                                                 (.39)       (.05)



The weighted average fair value of options granted in 1999 and 1998 was $.77 and $.97, respectively. The weighted average exercise price in 1999 and 1998 was $1.81 and $2.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.4% for 1999 and 4.5% to 5.5% for 1998, no expected dividends, expected lives of two years for 1999 and five years for 1998, and expected volatility of 73% for 1999 grants and 68% for 1998 grants.

6. INCOME TAXES:

The Company utilizes the liability method of accounting for income taxes. As of December 31, 1999, the Company had operating loss carryforwards of approximately $2,400,000. These operating loss carryforwards expire beginning in 2009. Because realization of the related tax benefits is uncertain, a valuation allowance has been recorded against the related tax asset.

The components of the deferred tax assets as of December 31 are as follows:

                                                                                1999           1998
                                                                              --------       --------
           Net operating loss carryforwards and credits, expiring
               beginning in 2009                                              $775,000       $680,000
           Goodwill and assets previously written off                          300,000        335,000
           Other, primarily depreciation                                      (115,000)       (93,000)
           Valuation allowance                                                (960,000)      (922,000)
                                                                              --------       --------
                                                                              $      -       $      -
                                                                              ========       ========


7. COMMITMENTS AND CONTINGENCIES:


LEASES

A portion of the Company's operations are conducted using leased equipment and facilities. The leases are noncancelable and renewable. One of the leases contains percentage of revenue rents in excess of base rents. Several of the leases contain percentage of profit rents with no base rents. Total rental expense included in the accompanying consolidated statements of operations was approximately $2,130,000 and $2,160,000 for the years ended December 31, 1999 and 1998, respectively.

Future minimum lease payments under noncancelable operating leases entered into prior to December 31, 1999 are as follows:

                 2000                                              $  743,000
                 2001                                                 767,000
                 2002                                                 767,000
                 2003                                                 642,000
                 2004                                                 605,000
                 Thereafter                                         1,675,000

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two members of management. Under these employment agreements, each officer will receive compensation equal to 2.5% of the Company's pretax earnings.

401(k) PLAN

The Company implemented the Kids Quest 401(k) Retirement Savings Plan (the 401(k) Plan) effective January 1, 1998. Employees are eligible for participation in the 401(k) Plan after reaching the age of 21 and completing one year of service, as defined. The 401(k) Plan allows for a discretionary employer match. There were no company contributions to the 401(k) Plan for 1999 and 1998.

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

8. RELATED-PARTY TRANSACTIONS:

The Company has had transactions with other companies having certain officers, directors and/or owners in common with the Company as follows for the years ended December 31:
                                                            1999       1998
                                                            ----       ----
        Law firm, providing certain legal services        $365,102   $337,692


The Company conducts a portion of its operations in facilities owned or operated by a shareholder. The Company pays rent to the shareholder based on a percentage of pretax operating income, as defined in the individual agreements, generally ranging from 40% to 60%. The Company paid $177,500 for the year ended December 31, 1999 and $681,000 for the year ended December 31, 1998 under the rental agreement. In addition, the Company received rate and compensatory reimbursements totalling approximately $383,000 and $1,390,000 for the year ended December 31, 1999 and 1998 from casinos operated by a shareholder.

The Company has entered into an office-sharing agreement with a related party which commenced upon the closing of the initial public offering. The term of the agreement extends through December 2000 or 180 days after notice from either party of election to terminate. Rent is paid based on the Company's pro rata share of office space occupied (based on square footage) applied to allocable rental expenses including taxes, insurance, utilities and maintenance.

The Company has entered into a lease guarantee agreement with certain officers of the Company. Beginning in 2000, the officers have agreed to personally guarantee lease payments to the owner of a building in Idaho in which the Company conducts operations. In consideration for the personal guarantee, the officers are to receive a personal guaranty fee equal to .5% of the rent payments to the landlord.

Management believes these transactions were consummated at terms substantially the same as could have been obtained with unrelated parties.

9. SEGMENT DISCLOSURES:

The Company has two segments reportable under the guidelines of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                                New Horizon         Idaho
                                                Kids Quest,       Traditional
                                                    Inc.              Care          Consolidated
                                                -----------       ----------        -----------
                             1999
   Revenue                                      $13,083,357       $4,015,121        $17,098,478
   Depreciation and amortization                  1,824,551          150,260          1,974,811
   Interest income                                  118,562                -            118,562
   Income (loss)                                     61,905       (1,145,449)        (1,083,544)
   Segment assets                                 7,052,058        1,197,544          8,249,602
   Capital expenditures                           1,291,469          261,175          1,552,644

                             1998
   Revenue                                       11,725,167        3,874,703         15,599,870
   Depreciation and amortization                  1,403,517          216,563          1,620,080
   Interest income                                  132,379            1,998            134,377
   Income (loss)                                    221,805         (200,297)            21,508
   Segment assets                                 7,773,854        1,784,777          9,558,631
   Capital expenditures                           2,531,975          118,307          2,650,282



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the Company's 2000 annual meeting of shareholders (the "Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.


         NAME                       AGE     POSITION
         ----                       ---     --------
         William M. Dunkley         51      Chairman of the Board and Chief
                                                  Executive Officer
         Susan K. Dunkley           50      President and Director
         Patrick R. Cruzen          53      Chief Financial Officer


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

         PATRICK R. CRUZEN has served as the Company's Chief Financial Officer since March 1999. Mr. Cruzen previously served as the President and Chief Operating Officer of Grand Casinos, Inc. Prior to joining Grand Casinos, Inc., Mr. Cruzen served as the Senior Vice President of Finance and Administration at MGM Grand and as President of MGM Grand's marketing division. Prior thereto, Mr. Cruzen served as President of the Flamingo Hilton in Reno, Nevada, as President of The Sands Hotel and Casino in Las Vegas, as Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations for Caesars Palace, and as Controller for the Las Vegas Hilton.

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



                                      NEW HORIZON KIDS QUEST, INC.




Date:  March 30, 2000                 By /s/ William M. Dunkley
                                         ----------------------
                                         William M. Dunkley
                                         Chairman of the Board and Chief
                                             Executive Officer

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



Signature                                               Title                                              Date
---------                                               -----                                              ----

/s/ William M. Dunkley                               Chairman of the Board and                       March 30, 2000
------------------------------------------           Chief Executive Officer
William M. Dunkley                                   (principal executive officer)



/s/ Patrick R. Cruzen                                Chief Financial Officer and Director            March 30, 2000
-------------------------------------------          (principal financial and
Patrick R. Cruzen                                    accounting officer)



/s/ Susan K. Dunkley                                 President and Director                          March 30, 2000
--------------------------------------------
Susan K. Dunkley


/s/Lyle Berman                                       Director                                        March 30, 2000
---------------------------------------------
Lyle Berman


/s/ Kenneth Brimmer                                  Director                                        March 30, 2000
-------------------------------------------
Kenneth Brimmer


                          NEW HORIZON KIDS QUEST, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------
23                         Consent of Arthur Andersen LLP
27                         Financial Data Schedule