Form 10QSB
period 2000-03-31
NEW HORIZON KIDS QUEST INC
filed 2000-05-15
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000


                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                                41-1719363
------------------------------------                         ------------------
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

          YES (X)                                     NO (  )

As of May 15, 2000, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                      INDEX
                                      -----

                                                                                             Page
                                                                                             ----

PART I.           FINANCIAL INFORMATION                                                         3


ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  March 31, 2000 and December 31, 1999                                          3

         b)       Condensed Consolidated Statements of
                  Operations -- Three months ended March 31, 2000
                  and 1999                                                                      5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Three months ended
                  March 31, 2000 and 1999                                                       6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                                                    7


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                 9


PART II.          OTHER INFORMATION                                                            13


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                             13


ITEM 7.           FINANCIAL DATA SCHEDULE                                                      13


Signatures                                                                                     14


                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                           March 31,           December 31,
                                                             2000                  1999
                                                          ------------         ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .....................        $    114,474         $    155,987
   Accounts receivable ...........................             808,002              864,146
   Current portion of notes receivable ...........             159,746              156,747
   Prepaid expenses and other current assets .....              98,601               98,016
                                                          ------------         ------------
     Total current assets ........................           1,180,823            1,274,896
                                                          ------------         ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds .          10,012,300           10,023,548
   Less--Accumulated depreciation and amortization          (5,161,446)          (4,662,433)
                                                          ------------         ------------
     Total property and equipment ................           4,850,854            5,361,115

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $178,923 and $167,885, respectively) ....             483,362              494,400
   Notes receivable, net of current portion ......             918,432              951,460
   Other .........................................             136,816              167,731
                                                          ------------         ------------
                                                          $  7,570,287         $  8,249,602
                                                          ============         ============


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  March 31,        December 31,
                                                                   2000                1999
                                                                -----------         -----------
                                                                (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt ................        $ 1,248,200         $ 1,425,490
   Accounts payable ....................................            393,436             834,460
   Accrued expenses ....................................            831,628             709,054
                                                                -----------         -----------
     Total current liabilities .........................          2,473,264           2,969,004

LONG-TERM DEBT, less current maturities ................          1,184,555           1,381,963
                                                                -----------         -----------
     Total liabilities .................................          3,657,819           4,350,967
                                                                -----------         -----------

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding ......                 --                  --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding .......................................                 --                  --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding             32,933              32,933
   Additional paid-in capital ..........................          7,196,197           7,196,197
   Accumulated deficit .................................         (3,316,662)         (3,330,495)
                                                                -----------         -----------
     Total shareholders' equity ........................          3,912,468           3,898,635
                                                                -----------         -----------
                                                                $ 7,570,287         $ 8,249,602
                                                                ===========         ===========


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended March 31
                                              -------------------------------
                                                  2000                1999
                                              -----------         -----------
REVENUE ..............................        $ 4,202,813         $ 4,009,072

COSTS AND EXPENSES:
   Direct Expenses ...................          3,252,328           3,235,910
   Depreciation and Amortization .....            503,512             458,569
   Pre-Opening Expenses ..............              6,331              40,584
                                              -----------         -----------
     Total Costs and Expenses ........          3,762,171           3,735,063
                                              -----------         -----------

CENTER OPERATING INCOME ..............            440,642             274,009

   Selling, General and Administrative            342,101             358,602
   Amortization ......................             22,961              28,576
                                              -----------         -----------

OPERATING INCOME (LOSS) ..............             75,580            (113,169)

   Interest Expense ..................            (69,475)            (96,858)
   Interest Income ...................             26,507              30,190
   Minority Interest .................            (13,379)              3,833
                                              -----------         -----------

NET INCOME (LOSS) Before Income Taxes              19,233            (176,004)

   Provision for Income Taxes ........              5,400                  --
                                              -----------         -----------

NET INCOME (LOSS) ....................        $    13,833         $  (176,004)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE:
   Basic and diluted .................        $       .00         $      (.05)
                                              ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .............................          3,293,300           3,293,300
                                              ===========         ===========

   Diluted ...........................          3,401,000           3,293,300
                                              ===========         ===========



     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                   March 31
                                                                          ---------------------------
                                                                            2000              1999
                                                                          ---------         ---------
OPERATING ACTIVITIES:
   Net income (loss) .............................................        $  13,833         $(176,004)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
       Depreciation and amortization .............................          526,473           487,145
       Change in operating assets and liabilities:
         Accounts receivable .....................................           56,144           227,296
         Prepaid expenses and other ..............................             (585)          (39,142)
         Accounts payable ........................................         (441,024)         (115,960)
         Other assets ............................................           30,531           (13,246)
         Accrued expenses ........................................          122,574           101,306
                                                                          ---------         ---------
           Net cash provided by operating activities .............          307,946           471,395
                                                                          ---------         ---------

INVESTING ACTIVITIES:
   Purchases of property and equipment ...........................           (4,790)         (638,935)
   Payments received on notes receivable .........................           30,029            27,293
                                                                          ---------         ---------
     Net cash used in investing activities .......................           25,239          (611,642)
                                                                          ---------         ---------

FINANCING ACTIVITIES:
   Payments on line of credit, net ...............................               --           (81,687)
   Payments on long-term obligations .............................         (374,698)         (286,649)
   Additional borrowings of long-term debt .......................               --           447,381
                                                                          ---------         ---------
     Net cash provided by (used in) financing activities .........         (374,698)           79,045
                                                                          ---------         ---------

     Net decrease in cash and cash equivalents ...................          (41,513)          (61,202)

CASH AND CASH EQUIVALENTS,
   beginning of period ...........................................          155,987           208,717
                                                                          ---------         ---------

CASH AND CASH EQUIVALENTS,
   end of period .................................................        $ 114,474         $ 147,515
                                                                          =========         =========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest ....................................................        $  74,915         $  96,286
                                                                          =========         =========

     Taxes .......................................................        $   5,398         $  31,000
                                                                          =========         =========



     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1999 and 1998, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

2.   Earnings Per Share:

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed similarly to the computation of basic earnings per share except that the denominator is increased by the assumed exercise of dilutive options and warrants using the treasury stock method. Options and warrants totaling 566,100 were excluded from the computation of diluted earnings per share in 1999 because their effect is antidilutive. A reconciliation of these amounts is as follows:

                                                                            Three Months Ended
                                                                                 March 31
                                                                   -------------------------------------
                                                                        2000                  1999
                                                                   ----------------      ---------------
                  Weighted average common shares outstanding:
                       Basic..................................        3,293,300              3,293,300
                       Dilutive effect of option plan.........          107,700                     --
                                                                      ---------              ---------
                       Diluted................................        3,401,000              3,293,300
                                                                      =========              =========


3.  Segment Disclosures:

    The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                                               NEW HORIZON             IDAHO
                                                               KIDS QUEST,           TRADITIONAL
    FOR THE THREE MONTH PERIOD ENDED MARCH 31,                    INC.                  CARE             CONSOLIDATED
                                                             -----------------    ----------------    -----------------
    2000
    Revenue.............................................     $     3,162,210      $     1,040,603     $     4,202,813
    Depreciation and amortization.......................             478,985               47,488             526,473
    Interest income.....................................              26,507                   --              26,507
    Income from continuing operations...................               5,533                8,300              13,833
    Capital expenditures................................              (5,165)               9,955               4,790

    1999
    Revenue.............................................     $     3,030,329      $       978,743     $     4,009,072
    Depreciation and amortization.......................             429,954               57,191             487,145
    Interest income.....................................              30,190                   --              30,190
    Loss from continuing operations.....................             (67,435)            (108,569)           (176,004)
    Capital expenditures................................             517,972              120,963             638,935


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General


     The Company currently provides hourly child care at nineteen locations in nine states, including two with supervised video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care Centers in Idaho, one location in Joliet, Illinois, at its Mall of America location in Bloomington, Minnesota, and at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada.

     Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. The Mall of America center was licensed in June 1999, to provide traditional care, in addition to hourly care. Seventeen of the Company's Kids Quest centers are operated in conjunction with casinos. With the opening of its Texas Station Kids Quest in February 1999, the Company now operates four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties. Seven of the Company's Kids Quest centers were previously operated in conjunction with casinos owned or managed by Grand Casinos, Inc. in Minnesota, Mississippi, and Louisiana. In 1998, Grand Casinos, Inc. concluded its management of casinos in Mille Lacs and Hinckley, Minnesota, with the Mille Lacs Band of Ojibwe assuming management of the casinos. In December 1998, Grand Casinos, Inc. transferred the management contracts for the two Louisiana casinos to newly formed Lakes Gaming, Inc., now a publicly held corporation, and Grand Casinos, Inc. merged into Park Place Entertainment Corporation, combining Grand Casinos, Inc.'s Mississippi properties with the gaming operations previously held by Hilton Hotels. In March 2000, Lakes Gaming, Inc. concluded its management of the casino in Avoyelles, Louisiana, with the Tunica-Biloxi Tribe of Louisiana assuming management of this casino. As a result of these transactions, the Company now operates two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, one Kids Quest center in a Louisiana casino owned and managed by the Tunica-Biloxi Tribe of Louisiana, one Kids Quest center in a Louisiana casino managed by Lakes Gaming, Inc., and three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation. The Company's newest hourly care center opened December 22, 1999, at the Cliff Castle Casino in Camp Verde, Arizona. In addition, the Company opened an hourly care facility at the Avi Hotel and Casino in Laughlin, Nevada, on July 16, 1999. The Company closed its traditional care and arcade facilities at Treasure Island Hotel and Casino in Redwing, Minnesota, on April 2, 1999, and its hourly care and arcade facilities at Bullwhackers in Blackhawk, Colorado, on October 31, 1999. The closures were primarily the result of poor financial performance. The Company will continue to operate an hourly child care facility at Treasure Island. The Company currently has contracts to open two additional Kids Quest centers within the next six months at the Jackpot Junction Hotel and Casino in Morton, Minnesota, and Ho-Chunk Casino and Bingo in the Wisconsin Dells. The Ho-Chunk center will also include a supervised, non-violent video entertainment center.

     During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional facilities in August of 1996 and January of 1999. In July and August of 1999, the Company closed two of its centers in Boise, Idaho, and a third center was closed in January, 2000. The centers did not meet the Company's quality standards and were located in areas where an over supply of child care facilities existed. In August of 1999, one of the Company's centers was partially destroyed by fire. The fire occurred after hours, and the Company's loss from destroyed property is fully covered by insurance. The Company will not resume providing child care at this location. The Company now operates a total of ten traditional child care centers in the Boise market.

     The Company operates an employee child care center in Joliet, Illinois, for the employees of Empress Casino and Mobil Oil Corporation and, on April 19, 2000, the Company opened a New Horizon Child Care Center providing employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, is the first casino to provide on-site child care for its employees on the Las Vegas strip.

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


Results of Operations

     Revenue for the three months ended March 31, 2000, increased $193,741, or 5%, to $4,202,813 from $4,009,072 for the same period in 1999. The Company opened three new Kids Quest centers and an employee child care center since the beginning of 1999, which accounted for $243,900 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $10,866 to $2,792,704 for the three months ended March 31, 2000, from $2,803,570 for the same period in 1999. The Company attributes this decrease to the fact that the Company's hourly child care center and video entertainment center at Mohegan Sun were relocated to a significantly smaller space in November 1999. The move was necessary to allow for construction of Mohegan's $800 million hotel addition and casino expansion, which is scheduled to open in August 2001 and will include a new 15,075 square foot Kids Quest and non-violent video entertainment center. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse New Horizon Kids Quest for all lost profits during the relocation period. The calculation of lost profits is based on prior year revenues adjusted for CPI increases. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $245,431, or 31%, to $1,035,121 for the three months ended March 31, 2000, from $789,690 for the same period in 1999. The Kids Quest and Idaho centers that were closed since the first quarter of 1999 accounted for revenue declines of $284,724 for the three month period ended March 31, 2000, as compared to the same period in 1999.

     Costs and expenses for the three months ended March 31, 2000, increased $27,108, or 1%, to $3,762,171 from $3,735,063 for the same period in 1999.
Centers opened since the beginning of 1999 accounted for an increase of $188,076. Existing Kids Quest locations experienced a nominal increase in costs and expenses for the period. Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $185,669, or 24%, to $950,864 for the three months ended March 31, 2000, compared to $765,195 for the same period in 1999. The cost increases were due primarily to increased operating costs as a result of enrollment transfers from the four closed centers. These increases were offset by a decrease of $350,187 for the three month period ended March 31, 2000, as compared to the same period in 1999 for the Kids Quest and Idaho centers that were closed since the first quarter of 1999.

     Selling, general, and administrative expenses decreased $16,501, or 5%, to $342,101 for the three month period ended March 31, 2000, from $358,602 for the same period in 1999. Management expects selling, general, and administrative expenses to increase with the addition of and negotiation for new locations; however, such expenses should decrease as a percentage of revenue with the continued expansion of the Company's business.

     Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $280,244 of reimbursements for rate discounts for the three month period ended March 31, 2000, versus $267,815 for the same period in 1999, an increase of $12,429, or 5%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.) There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreements will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operated without any rate discount and has found no evidence to conclude that higher non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

     Interest expense for the three month period ended March 31, 2000, decreased $27,383, or 28%, to $69,475 from $96,858 for the same period in 1999. The decrease in interest expense is due primarily to the expiration of two equipment leases.

     Net income for the three month period ended March 31, 2000, was $13,833 compared to a net loss of $176,044 for the same period in 1999. Centers opened since the beginning of 1999 accounted for an increase in center operating income of $55,824. Center operating income for the Kids Quest centers open during both periods decreased $14,416 as compared to the same period in 1999. Kids Quest centers closed since the first quarter of 1999 resulted in an improvement in center operating income of $24,058 for the period as compared to the same period in 1999. Center operating income for the Idaho New Horizon Child Care centers increased $101,167 to $85,820 for the three months ended March 31, 2000 compared to a loss of $15,347 for the prior year period. The improvement in Idaho is primarily due to the closing of four centers and the transfer of a majority of their enrollment to other Company centers.


Liquidity and Capital Resources

     During the three month period ended March 31, 2000, the Company generated $307,946 from operations, invested $4,790 in property and equipment, and received payments on notes receivable of $30,029. Additionally, the Company made payments on long-term obligations of $374,698. The Company ended the period with a cash balance of $114,474. During the same period in 1999, the Company generated $471,395 from operations, invested $638,935 in property and equipment, and received payments on notes receivable of $27,293. The Company ended the period with a cash balance of $147,515.

     The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2000 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $500,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. The Company is currently seeking financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations. However, if financing is not obtained, the Company may be required to reduce expenditures for 2000.


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

                          PART II. - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits List

              Exhibit 27 Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a form 8-K on February 3, 2000 and
              March 23, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW HORIZON KIDS QUEST, INC.



                                            By: /s/ William M. Dunkley
                                                --------------------------------
                                                     William M. Dunkley
                                                     Chief Executive Officer


                                            By: /s/ Patrick R. Cruzen
                                                --------------------------------
                                                     Patrick R. Cruzen
                                                     Chief Financial Officer



Date:  May 15, 2000