Form 10QSB
period 2000-06-30
NEW HORIZON KIDS QUEST INC
filed 2000-08-14
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                 FORM 10-QSB


(Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000


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


      Registrant's telephone number, including area code: (763) 557-1111
                                                          --------------


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES (X)            NO (  )

As of August 14, 2000, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                         NEW HORIZON KIDS QUEST, INC.

                                 FORM 10-QSB

                     FOR THE QUARTER ENDED JUNE 30, 2000



                                    INDEX
                                    -----

                                                                                             Page
                                                                                             ----

PART I.           FINANCIAL INFORMATION                                                         3


ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  June 30, 2000 and December 31, 1999                                           3

         b)       Condensed Consolidated Statements of
                  Operations -- Three and six months ended June 30,
                  2000 and 1999                                                                 5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Six months ended
                  June 30, 2000 and 1999                                                        6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                                                    7


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                 9


PART II. OTHER INFORMATION                                                                     13


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                             13


ITEM 7            FINANCIAL DATA SCHEDULE                                                      13


Signatures                                                                                     14


                       PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                            June 30,           December 31,
                                                              2000                1999
                                                          ------------         ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .....................        $     81,434         $    155,987
   Accounts receivable ...........................             939,997              864,146
   Current portion of notes receivable ...........             160,369              156,747
   Prepaid expenses and other current assets .....             230,006               98,016
                                                          ------------         ------------
     Total current assets ........................           1,411,806            1,274,896
                                                          ------------         ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds .          10,163,057           10,023,548
   Less--Accumulated depreciation and amortization          (5,617,132)          (4,662,433)
                                                          ------------         ------------
     Total property and equipment ................           4,545,925            5,361,115

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $189,961 and $167,885, respectively) ....             472,324              494,400
   Notes receivable, net of current portion ......             886,893              951,460
   Other .........................................             129,262              167,731
                                                          ------------         ------------
                                                          $  7,446,210         $  8,249,602
                                                          ============         ============


  See accompanying notes which are an integral part of these balance sheets.

                NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 June 30,          December 31,
                                                                   2000                1999
                                                                -----------         -----------
                                                                (UNAUDITED)
CURRENT LIABILITIES:
   Current maturities of long-term debt ................        $   878,301         $ 1,425,490
   Accounts payable ....................................            585,139             834,460
   Accrued expenses ....................................            967,370             709,054
                                                                -----------         -----------
     Total current liabilities .........................          2,430,810           2,969,004

LONG-TERM DEBT, less current maturities ................          1,007,377           1,381,963
                                                                -----------         -----------
     Total liabilities .................................          3,438,187           4,350,967
                                                                -----------         -----------

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding ......                 --                  --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding .......................................                 --                  --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding             32,933              32,933
   Additional paid-in capital ..........................          7,196,197           7,196,197
   Accumulated deficit .................................         (3,221,107)         (3,330,495)
                                                                -----------         -----------
     Total shareholders' equity ........................          4,008,023           3,898,635
                                                                -----------         -----------
                                                                $ 7,446,210         $ 8,249,602
                                                                ===========         ===========










  See accompanying notes which are an integral part of these balance sheets.

                NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Three Months Ended             Six Months Ended
                                                     June 30                        June 30
                                          ---------------------------     ---------------------------
                                              2000            1999            2000            1999
                                          -----------     -----------     -----------     -----------
REVENUE ..............................    $ 4,381,515     $ 4,386,647     $ 8,584,328     $ 8,395,719

COSTS AND EXPENSES:
   Direct Expenses ...................      3,418,945       3,555,971       6,671,273       6,791,881
   Depreciation and Amortization .....        464,166         466,750         967,678         925,319
   Pre-Opening Expenses ..............          8,822           8,869          15,153          49,453
                                          -----------     -----------     -----------     -----------
     Total Costs and Expenses ........      3,891,933       4,031,590       7,654,104       7,766,653
                                          -----------     -----------     -----------     -----------

CENTER OPERATING INCOME ..............        489,582         355,057         930,224         629,066

   Selling, General and Administrative        328,879         369,691         670,980         728,293
   Depreciation and Amortization .....         18,116          28,896          41,077          57,472
                                          -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS) ..............        142,587         (43,530)        218,167        (156,699)

   Interest Expense ..................        (52,244)        (95,585)       (121,719)       (192,443)
   Interest Income ...................         26,124          28,369          52,631          58,559
   Minority Interest .................         (8,162)         11,014         (21,541)         14,847
                                          -----------     -----------     -----------     -----------

NET INCOME/(LOSS) BEFORE INCOME TAXES         108,305         (99,732)        127,538        (275,736)


PROVISION FOR INCOME TAXES
                                               12,750               0          18,150               0
                                          -----------     -----------     -----------     -----------

NET INCOME/(LOSS) ....................    $    95,555     $   (99,732)    $   109,388     $  (275,736)
                                          ===========     ===========     ===========     ===========

NET INCOME/(LOSS) PER SHARE:
   Basic and Diluted .................    $       .03     $      (.03)    $       .03     $      (.08)
                                          ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .............................      3,293,300       3,293,300       3,293,300       3,293,300
                                          ===========     ===========     ===========     ===========

    Diluted ..........................      3,335,000       3,293,300       3,371,000       3,293,300
                                          ===========     ===========     ===========     ===========






    See accompanying notes which are an integral part of these statements.

                NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                         Six Months Ended
                                                                               June 30
                                                                      ---------------------------
                                                                         2000            1999
                                                                      -----------     -----------
OPERATING ACTIVITIES:
   Net income (loss) .............................................    $   109,388     $  (275,736)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
       Depreciation and amortization .............................      1,008,755         982,791
       Change in operating assets and liabilities:
         Accounts receivable .....................................        (75,851)        324,730
         Prepaid expenses and other ..............................       (131,990)         72,007
         Accounts payable ........................................       (249,321)       (233,513)
         Other assets ............................................         37,694          (3,742)
         Accrued expenses ........................................        258,316         311,548
                                                                      -----------     -----------
           Net cash provided by operating activities .............        956,991       1,178,085
                                                                      -----------     -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net ......................       (170,714)       (941,889)
   Payments received on notes receivable .........................         60,945          56,836
                                                                      -----------     -----------
     Net cash used in investing activities .......................       (109,769)       (885,053)
                                                                      -----------     -----------

FINANCING ACTIVITIES:
   Payments on line of credit, net ...............................       (250,000)       (154,283)
   Payments on long-term obligations .............................       (671,775)       (563,448)
   Additional borrowings of long-term debt .......................             --         631,094
                                                                      -----------     -----------
     Net cash used in financing activities .......................       (921,775)        (86,637)
                                                                      -----------     -----------

     Net increase (decrease) in cash and cash equivalents ........        (74,553)        206,395

CASH AND CASH EQUIVALENTS,
   beginning of period ...........................................        155,987         208,717
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS,
   end of period .................................................    $    81,434     $   415,112
                                                                      ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest ....................................................    $    92,849     $   199,448
                                                                      ===========     ===========

     Taxes .......................................................    $     6,148     $    46,830
                                                                      ===========     ===========






    See accompanying notes which are an integral part of these statements.

                 NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three months and six months ended June 30, 2000 and 1999, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1999 and 1998, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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


                                                        Three Months Ended        Six Months Ended
                                                             June 30                  June 30
                                                     ----------------------    ----------------------
                                                       2000         1999         2000         1999
                                                     ---------    ---------    ---------    ---------
Weighted average common shares outstanding:
     Basic ......................................    3,293,300    3,293,300    3,293,300    3,293,300
     Dilutive effect of option plan .............      41,700           --       77,700           --
                                                     ---------    ---------    ---------    ---------
     Diluted ....................................    3,335,000    3,293,300    3,371,000    3,293,300
                                                     =========    =========    =========    =========


3.   Use of Estimates:

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

4.   Stock Option Plan:

     The Company granted 436,500 options in January of 2000 under a stock option plan previously approved by the board of directors.

5.   Segment Disclosures:

     The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                                     NEW HORIZON           IDAHO
                                                      KIDS QUEST,        TRADITIONAL
    FOR THE THREE MONTH PERIOD ENDED JUNE 30,           INC.                CARE             CONSOLIDATED
                                                     -----------         -----------         -----------
     2000
     ----
     Revenue ................................        $ 3,363,107         $ 1,018,408         $ 4,381,515
     Depreciation and amortization ..........            438,081              44,201             482,282
     Interest income ........................             26,124                  --              26,124
     Income (loss) from continuing operations            125,110             (29,555)             95,555
     Capital expenditures ...................            167,952              (2,028)            165,924

     1999
     ----
     Revenue ................................        $ 3,345,643         $ 1,041,004         $ 4,386,647
     Depreciation and amortization ..........            433,782              61,864             495,646
     Interest income ........................             28,369                  --              28,369
     Income (loss) from continuing operations             44,231            (143,963)            (99,732)
     Capital expenditures ...................            287,628              15,326             302,954


                                                     NEW HORIZON           IDAHO
                                                      KIDS QUEST,        TRADITIONAL
    FOR THE SIX MONTH PERIOD ENDED JUNE 30,             INC.                CARE             CONSOLIDATED
                                                     -----------         -----------         -----------

     2000
     ----
     Revenue ................................        $ 6,525,317         $ 2,059,011         $ 8,584,328
     Depreciation and amortization ..........            917,066              91,689           1,008,755
     Interest income ........................             52,631                  --              52,631
     Income (loss) from continuing operations            130,643             (21,255)            109,388
     Capital expenditures ...................            162,787               7,927             170,714

     1999
     ----
     Revenue ................................        $ 6,375,972         $ 2,019,747         $ 8,395,719
     Depreciation and amortization ..........            863,736             119,055             982,791
     Interest income ........................             58,559                  --              58,559
     Loss from continuing operations ........            (23,204)           (252,532)           (275,736)
     Capital expenditures ...................            805,600             136,289             941,889



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General


     The Company currently provides hourly child care at twenty locations in ten states, including three with supervised video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care Centers in Idaho, one location in Joliet, Illinois, at its Mall of America location in Bloomington, Minnesota, and at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada

     Two of the Company's Kids Quest centers operate in enclosed shopping malls, including a center in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. The Mall of America center was licensed in June 1999, to provide traditional care in addition to hourly care. Eighteen of the Company's Kids Quest centers are operated in conjunction with casinos, including two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, one Kids Quest center in a Louisiana casino owned and managed by the Tunica-Biloxi Tribe of Louisiana, one Kids Quest center in a Louisiana casino managed by Lakes Gaming, Inc., three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation, and four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties. The Company's newest hourly care centers opened December 22, 1999, at the Cliff Castle Casino in Camp Verde, Arizona, and July 4, 2000, at the Ho-Chunk Resort and Casino in the Wisconsin Dells. The Ho-Chunk center also includes a supervised, non-violent video entertainment center. In addition, the Company opened an hourly care facility at the Avi Hotel and Casino in Laughlin, Nevada, on July 16, 1999. The Company closed its traditional care and arcade facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota, on April 2, 1999, and its hourly care and arcade facilities at Bullwhackers in Blackhawk, Colorado, on October 31, 1999. The closures were primarily the result of poor financial performance. The Company will continue to operate an hourly child care facility at Treasure Island. The Company currently has a contract to open an additional Kids Quest center in August of 2000 at the Jackpot Junction Hotel and Casino in Morton, Minnesota.

     During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional facilities in August of 1996 and January of 1999. In July and August of 1999, the Company closed two of its centers in Boise, Idaho, and a third center was closed in January 2000. The centers did not meet the Company's quality standards and were located in areas where an over supply of child care facilities existed. In August of 1999, one of the Company's centers was partially destroyed by fire. The fire occurred after hours, and the Company's loss from destroyed property is fully covered by insurance. The Company will not resume providing child care at this location. The Company now operates a total of ten traditional child care centers in the Boise market.

     The Company operates an employee child care center in Joliet, Illinois, for the employees of Empress Casino and Mobil Oil Corporation, and on April 19, 2000, the Company opened a New Horizon Child Care center providing employee child care at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian, a $1.2 billion property, is the first casino to provide on-site child care for its employees on the Las Vegas strip.

     Since its inception as an hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised video arcades, traditional child care, and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

     The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Consequently, results of operations for any interim period may not be indicative of results to be achieved for a full fiscal year.

Results of Operations

     Revenue for the three months ended June 30, 2000, decreased $5,132, or less than 1%, to $4,381,515 from $4,386,647 for the same period in 1999. The Company opened two new Kids Quest hourly care centers, one employee child care center and one New Horizon child care center since the second quarter of 1999, which accounted for $257,451 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $144,662 to $3,104,177 for the three months ended June 30, 2000, from $3,248,839 for the same period in 1999. The Company attributes this decrease to the fact that the Company's hourly child care center and video entertainment center at Mohegan Sun were relocated to a significantly smaller space in November 1999. The move was necessary to allow for construction of Mohegan's $800 million hotel addition and casino expansion, which is scheduled to open in August 2001 and will include a new 15,075 square foot Kids Quest and non-violent video entertainment center. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse New Horizon Kids Quest for all lost profits during the relocation period. The calculation of lost profits is based on prior year revenues adjusted for CPI increases. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $159,401, or 19%, to $1,018,447 for the three months ended June 30, 2000, from $859,046 for the same period in 1999. The Kids Quest and Idaho centers that were closed since the second quarter of 1999 accounted for revenue declines of $277,322 for the three-month period ended June 30, 2000, as compared to the same period in 1999.

     Revenue for the six months ended June 30, 2000 increased $188,609 or 2% to $8,584,328 from $8,395,719 for the same period in 1999. Since the beginning of 1999, the company opened three new Kids Quest Hourly Care centers, one employee child care center and one New Horizon Child Care center, which accounted for $517,136 of additional revenue. Revenue for the Kids Quest Centers open during both periods decreased $171,313, or 3%, to $5,672,474 for the six-month period ended June 30, 2000, from $5,843,787 for the same period in 1999. The company attributes this decrease to the Mohegan Sun temporary relocation. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $404,832, or 25%, to $2,053,567 for the six-month period ended June 30, 2000, from $1,648,735 for the same period in 1999. The Kids Quest and Idaho centers that were closed since the beginning of 1999 accounted for revenue declines of $562,046 for the six-month period ended June 30, 2000, as compared to the same period in 1999.

     Costs and expenses for the three months ended June 30, 2000, decreased $139,657, or 4%, to $3,891,933 from $4,031,590 for the same period in 1999.
Centers opened since the second quarter of 1999 accounted for an increase of $168,855. Costs and expenses for existing Kids Quest locations decreased $119,408, or 4%, to $2,730,356 from $2,849,764 for the same period in 1999.
Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $129,515, or 16%, to $962,245 for the three months ended June 30, 2000, compared to $832,730 for the same period in 1999. The cost increases were due primarily to increased operating costs as a result of enrollment transfers from the four closed centers. These increases were offset by a decrease of $318,619 for the three-month period ended June 30, 2000, as compared to the same period in 1999 for the Kids Quest and Idaho centers that were closed since the first quarter of 1999.

     Costs and expenses for the six months ended June 30, 2000, decreased $112,549, or 1% to $7,654,104 from $7,766,653 for the same period in 1999. Costs and expenses for centers opened since the beginning of 1999 accounted for an increase of $363,067 for the six-month period ended June 30, 2000 as compared to the same period in 1999. Costs and expenses for existing Kids Quest locations decreased $121, 994, or 2%, to $5,052,054 from $5,174,048 for the same period in 1999. This decrease was due primarily to the temporary Mohegan Sun relocation. Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $315,184, or 20%, to $1,913,109 from $1,597,925 for the same period in 1999. This increase was due primarily to higher operating costs at several centers as a result of enrollment transfers from the four closed centers. Costs and expenses for the Kids Quest and Idaho centers that were closed since the beginning of 1999 decreased $668,806 for the six-month period ended June 30, 2000, as compared to the same period in 1999.

     Selling, general, and administrative expenses decreased $40,812, or 11%, to $328,879 for the three-month period ended June 30, 2000, from $369,691 for the same period in 1999. Selling, general, and administrative expenses decreased $57,313, or 8%, to $670,980 for the six-month period ended June 30, 2000, from $728,293 for the same period in 1999. Management expects selling, general, and administrative expenses to increase with the addition of and negotiation for new locations; however, such expenses should decrease as a percentage of revenue with the continued expansion of the Company's business.

     Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $273,769 of reimbursements for rate discounts for the three-month period ended June 30, 2000, versus $286,093 for the same period in 1999, a decrease of $12,324, or 4%. For the six-month period ended June 30, 2000, the company received $554,013 versus $553,908 for the same period in 1999, an increase of $105 or less than 1%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.) There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreements will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operated without any rate discount and has found no evidence to conclude that higher non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

     Interest expense for the three-month period ended June 30, 2000, decreased $43,341, or 45%, to $52,244 from $95,585 for the same period in 1999. Interest expense for the six months ended June 30, 2000, decreased $70,724, or 37% to $121,719 from $192,433 for the same period in 1999. The decrease in interest expense is due primarily to the expiration of three equipment leases.

     Net income for the three-month period ended June 30, 2000, was $95,555 compared to a net loss of $99,732 for the same period in 1999. Centers opened since the second quarter of 1999 accounted for an increase in center operating income of $88,596. Center operating income for the Kids Quest centers open during both periods decreased $25,254 as compared to the same period in 1999. Kids Quest centers closed since the second quarter of 1999 resulted in an improvement in center operating income of $4,339 for the period as compared to the same period in 1999. Center operating income for the Idaho New Horizon Child Care centers increased $66,844 to $50,909 for the three months ended June 30, 2000 compared to a loss of $15,935 for the prior year period. The improvement in Idaho is primarily due to the closing of four centers and the transfer of a majority of their enrollment to other Company centers.

     Net income for the six-month period ended June 30, 2000, was $109,388 compared to a net loss of $275,736 for the same period in 1999. Centers opened since the beginning of 1999 accounted for increase in center operating income of $154,069. Center operating income for the Kids Quest centers open during both periods decreased $49,319 as compared to the same period in 1999. Kids Quest centers closed since the first quarter of 1999 resulted in an improvement in center operating income of $28,397 for the period as compared to the same period in 1999. Center operating income for the Idaho New Horizon Child Care centers increased $168,011 to $136,729 for the six months ended June 30, 2000 compared to a loss of $31,282 for the prior year period. The improvement in Idaho is primarily due to the closing of four centers and the transfer of a majority of their enrollment to other Company centers.


Liquidity and Capital Resources

     During the six-month period ended June 30, 2000, the Company generated $956,991 from operations, invested $170,714 in property and equipment, and received payments on notes receivable of $60,945. Additionally, the Company made payments on its line of credit of $250,000 and payments on long-term obligations of $671,775. The Company ended the period with a cash balance of $81,434. During the same period in 1999, the Company generated $1,178,085 from operations, invested $941,889 in property and equipment, and received payments on notes receivable of $56,836. Additionally, the company made payments on its line of credit of $154,283 and payments on long-term obligations of $563,448. The Company ended the period with a cash balance of $415,112.

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

                         PART II. - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits List

              Exhibit 27 Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a form 8-K on July 24, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW HORIZON KIDS QUEST, INC.



                                            By:      /s/ William M. Dunkley
                                               ----------------------------
                                                     William M. Dunkley
                                                     Chief Executive Officer


                                            By:      /s/ Patrick R. Cruzen
                                               ---------------------------
                                                     Patrick R. Cruzen
                                                     Chief Financial Officer



Date:  August 14, 2000