Form 10QSB
period 2000-09-30
NEW HORIZON KIDS QUEST INC
filed 2000-11-14
CIK 1001579

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.


                           Commission File No. 0-27780


                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


      MINNESOTA                                              41-1719363
------------------------------------                  --------------------------
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

                  YES (X)                             NO ( )

As of November 13, 2000, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

                                                                        Page
                                                                        ----

PART I.     FINANCIAL INFORMATION                                          3


ITEM 1.     Condensed Consolidated Financial Statements

      a)    Condensed Consolidated Balance Sheets --
            September 30, 2000 and December 31, 1999                       3

      b)    Condensed Consolidated Statements of
            Operations -- Three and nine months ended
            September 30, 2000 and 1999                                    5

      c)    Condensed Consolidated Statements of
            Cash Flows -- Nine months ended
            September 30, 2000 and 1999                                    6

      d)    Notes to Condensed Consolidated Financial
            Statements                                                     7


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                  9


PART II.    OTHER INFORMATION                                             13


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              13


Signatures                                                                14

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                        September 30,    December 31,
                                                            2000             1999
                                                        ------------     ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ........................    $    131,226     $    155,987
  Accounts receivable ..............................         999,408          864,146
  Current portion of notes receivable ..............         162,334          156,747
  Prepaid expenses and other current assets ........         141,311           98,016
                                                        ------------     ------------
   Total current assets ............................       1,434,279        1,274,896
                                                        ------------     ------------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures, equipment and leaseholds ....      10,526,309       10,023,548
  Less--Accumulated depreciation and amortization ..      (6,058,307)      (4,662,433)
                                                        ------------     ------------
    Total property and equipment ...................       4,468,002        5,361,115

OTHER ASSETS:
  Goodwill (net of accumulated amortization
    of $200,999 and $167,885, respectively) ........         461,286          494,400
  Notes receivable, net of current portion .........         853,354          951,460
  Other ............................................          70,633          167,731
                                                        ------------     ------------
                                                        $  7,287,554     $  8,249,602
                                                        ============     ============


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                September 30,    December 31,
                                                                    2000             1999
                                                                ------------     ------------
                                                                (UNAUDITED)
CURRENT LIABILITIES:
  Current maturities of long-term debt .....................    $    821,640     $  1,425,490
  Accounts payable .........................................         429,781          834,460
  Accrued expenses .........................................       1,004,571          709,054
                                                                ------------     ------------
   Total current liabilities ...............................       2,255,992        2,969,004

LONG-TERM DEBT, less current maturities ....................         860,909        1,381,963
                                                                ------------     ------------
   Total liabilities .......................................       3,116,901        4,350,967
                                                                ------------     ------------

SHAREHOLDERS' EQUITY:
  Undesignated preferred stock, 3,500,000 shares
   authorized; no shares issued and outstanding ............              --               --
  Series A convertible preferred stock, $.01 par value,
   1,500,000 shares authorized; no shares issued and
   outstanding .............................................              --               --
  Common stock, $.01 par value, 20,000,000 shares
   authorized; 3,293,300 shares issued and outstanding .....          32,933           32,933
  Additional paid-in capital ...............................       7,196,197        7,196,197
  Accumulated deficit ......................................      (3,058,477)      (3,330,495)
                                                                ------------     ------------
   Total shareholders' equity ..............................       4,170,653        3,898,635
                                                                ------------     ------------
                                                                $  7,287,554     $  8,249,602
                                                                ============     ============


   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30                       September 30
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
REVENUE ............................................    $  4,845,574     $  4,863,992     $ 13,429,902     $ 13,259,711

COSTS AND EXPENSES:
  Direct Expenses ..................................       3,779,419        3,870,788       10,450,692       10,662,669
  Depreciation and Amortization ....................         435,637          495,200        1,403,315        1,420,519
  Pre-opening Expenses .............................          10,801           74,172           25,954          123,625
  Write-down of Fixed Assets .......................               0          367,272                0          367,272
                                                        ------------     ------------     ------------     ------------
   Total Costs and Expenses ........................       4,225,857        4,807,432       11,879,961       12,574,085
                                                        ------------     ------------     ------------     ------------

CENTER OPERATING INCOME ............................         619,717           56,560        1,549,941          685,626

  Selling, General, and Administrative .............         377,621          313,668        1,048,601        1,041,961
  Depreciation and Amortization ....................          16,804           21,977           57,881           79,449
  Write-down of Goodwill ...........................               0          431,441                0          431,441
                                                        ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) ............................         225,292         (710,526)         443,459         (867,225)

  Interest Expense .................................         (53,042)        (102,323)        (174,761)        (294,766)
  Interest Income ..................................          25,778           30,170           78,409           88,729
  Minority Interest ................................          (7,648)           9,545          (29,189)          24,392
                                                        ------------     ------------     ------------     ------------

NET INCOME (LOSS) BEFORE INCOME TAXES ..............         190,380     $   (773,134)    $    317,918     $ (1,048,870)

PROVISION FOR INCOME TAXES .........................          27,750                0           45,900                0
                                                        ------------     ------------     ------------     ------------

NET INCOME/(LOSS) ..................................         162,630         (773,134)         272,018       (1,048,870)
                                                        ============     ============     ============     ============

INCOME (LOSS) PER SHARE:
  Basic and Diluted ................................             .05     $       (.23)    $        .08     $       (.32)
                                                        ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic and Diluted ................................       3,332,000        3,293,300        3,359,000        3,293,300
                                                        ============     ============     ============     ============


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                              -----------------------------
                                                                                  2000             1999
                                                                              ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss) ......................................................    $    272,018     $ (1,048,870)
  Adjustments  to reconcile net income (loss) to net cash provided by operating activities--
     Depreciation and amortization .......................................       1,461,196        1,499,968
     Write-down of fixed assets and goodwill .............................               0          798,713
     Change in operating assets and liabilities:
      Accounts receivable ................................................        (135,262)         189,984
      Prepaid expenses and other .........................................         (43,295)          86,444
      Accounts payable ...................................................        (404,679)        (282,660)
      Other assets .......................................................          96,095              177
      Accrued expenses ...................................................         295,517          211,967
                                                                              ------------     ------------
        Net cash provided by operating activities ........................       1,541,590        1,455,723
                                                                              ------------     ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net ...............................        (533,966)      (1,333,019)
  Payments received on notes receivable ..................................          92,519           53,264
                                                                              ------------     ------------
   Net cash used in investing activities .................................        (441,447)      (1,279,755)
                                                                              ------------     ------------

FINANCING ACTIVITIES:
  Payments on line of credit, net ........................................        (250,000)        (243,556)
  Payments on long-term obligations ......................................        (947,912)        (982,861)
  Additional borrowings of long-term debt ................................          73,008          889,920
                                                                              ------------     ------------
   Net cash used in financing activities .................................      (1,124,904)        (336,497)
                                                                              ------------     ------------

   Net decrease in cash and cash equivalents .............................         (24,761)        (160,529)

CASH AND CASH EQUIVALENTS,
  beginning of period ....................................................         155,987          208,717
                                                                              ------------     ------------

CASH AND CASH EQUIVALENTS,
  end of period ..........................................................    $    131,226     $     48,188
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period for--
   Interest ..............................................................    $     98,710     $    302,358
                                                                              ============     ============
   Taxes .................................................................             936               --
                                                                              ============     ============


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three months and nine months ended September 30, 2000, and 1999, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 1999 and 1998, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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

                                                Three Months Ended        Nine Months Ended
                                                   September 30             September 30
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
Weighted average common
 shares outstanding:
   Basic .................................    3,293,300    3,293,300    3,293,300    3,293,300
   Dilutive effect of option plan ........       38,700           --       65,700           --
                                             ----------   ----------   ----------   ----------
   Diluted ...............................    3,332,000    3,293,300    3,359,000    3,293,300
                                             ==========   ==========   ==========   ==========

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

5. Segment Disclosures:

   The Company has two segments reportable under the guidelines of SFAS No. 131:
Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                            NEW
                                          HORIZON        IDAHO
   FOR THE THREE MONTH PERIOD              KIDS       TRADITIONAL
   ENDED SEPTEMBER 30,                  QUEST, INC.      CARE       CONSOLIDATED
   -----------------------------------  -----------   -----------   ------------
   2000
   ----
   Revenue............................  $ 3,922,481   $   923,093   $ 4,845,574
   Depreciation and amortization......      409,345        43,096       452,441
   Interest income....................       25,778            --        25,778
   Net income (loss)..................      310,961      (148,331)      162,630
   Capital expenditures...............      340,420        22,832       363,252

   1999
   ----
   Revenue............................  $ 3,894,606   $   969,386   $ 4,863,992
   Depreciation and amortization......      466,177        51,000       517,177
   Interest income....................       30,170            --        30,170
   Net income (loss)..................      111,780      (884,914)     (773,134)
   Capital expenditures...............      300,314        90,816       391,130


                                            NEW
                                          HORIZON        IDAHO
   FOR THE NINE MONTH PERIOD               KIDS       TRADITIONAL
   ENDED SEPTEMBER 30,                  QUEST, INC.      CARE       CONSOLIDATED
                                        -----------   -----------   ------------
   2000
   ----
   Revenue............................  $10,447,798   $ 2,982,104   $13,429,902
   Depreciation and amortization......    1,326,411       134,785     1,461,196
   Interest income....................       78,409            --        78,409
   Net income (loss)..................      441,604      (169,586)      272,018
   Capital expenditures...............      503,207        30,759       533,966

   1999
   ----
   Revenue............................  $10,270,578   $ 2,989,133   $13,259,711
   Depreciation and amortization......    1,329,913       170,055     1,499,968
   Interest income....................       88,729            --        88,729
   Net income (loss)..................       88,606    (1,137,476)   (1,048,870)
   Capital expenditures...............    1,105,914       227,105     1,333,019

   There have been no material changes in segment assets since December 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

   The Company currently provides hourly child care at twenty locations in ten states, including three with supervised video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Idaho, one location in Joliet, Illinois; at its Mall of America location in Bloomington, Minnesota; at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada; and in Morton, Minnesota, at Jackpot Junction Casino Hotel in conjunction with its hourly care facility.

   One of the Company's Kids Quest centers operates in an enclosed shopping mall in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. The Mall of America center was licensed in June 1999 to provide traditional care in addition to hourly care. Nineteen of the Company's Kids Quest centers are operated in conjunction with casinos, including two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, one Kids Quest center in a Louisiana casino owned and managed by the Tunica-Biloxi Tribe of Louisiana, one Kids Quest center in a Louisiana casino managed by Lakes Gaming, Inc., three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation, and four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. Station Casinos, Inc. has also agreed to include Kids Quest centers in three additional Station Casinos, Inc. properties. The Company's newest centers opened August 22, 2000, at Jackpot Junction Casino Hotel in Morton, Minnesota, and July 4, 2000, at the Ho-Chunk Resort and Casino in the Wisconsin Dells. The Jackpot Junction center is a combination hourly and employee child care facility. The Ho-Chunk center also includes a supervised, non-violent video entertainment center. In addition, the Company opened an hourly care facility at the Cliff Castle Casino in Camp Verde, Arizona, on December 22, 1999, and at the Avi Hotel and Casino in Laughlin, Nevada, on July 16, 1999. The Company closed its traditional care and video entertainment facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota, on April 2, 1999, its hourly care and video entertainment facilities at Bullwhackers in Blackhawk, Colorado, on October 31, 1999, and its hourly care facility in Eden Prairie, Minnesota, on October 16, 2000. The closures were primarily the result of poor financial performance. The Company continues to operate an hourly child care facility at Treasure Island.

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

Results of Operations

   Revenue for the three months ended September 30, 2000, decreased $18,418, or less than 1%, to $4,845,574 from $4,863,992 for the same period in 1999. The Company opened four new Kids Quest hourly care centers and one employee child care center since the second quarter of 1999, which accounted for $330,332 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $187,682 to $3,542,786 for the three months ended September 30, 2000, from $3,730,468 for the same period in 1999. The Company attributes this decrease primarily to the fact that the Company's hourly child care center and video entertainment center at Mohegan Sun were relocated to a significantly smaller space in November 1999. The move was necessary to allow for construction of Mohegan's $800 million hotel addition and casino expansion, which is scheduled to open in August 2001 and will include a new 15,075 square foot Kids Quest and non-violent video entertainment center. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse New Horizon Kids Quest for all lost profits during the relocation period. The calculation of lost profits is based on prior year revenues adjusted for CPI increases. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $52,158, or 6%, to $923,093 for the three months ended September 30, 2000, from $870,934 for the same period in 1999. The Kids Quest and Idaho centers that were closed since the second quarter of 1999 accounted for revenue declines of $213,226 for the three-month period ended September 30, 2000, as compared to the same period in 1999.

   Revenue for the nine months ended September 30, 2000, increased $170,191, or 1%, to $13,429,902 from $13,259,711 for the same period in 1999. Since the beginning of 1999, the Company opened five new Kids Quest hourly care centers, one employee child care center and one New Horizon Child Care center, all of which accounted for $905,923 of additional revenue. Revenue for the Kids Quest centers open during both periods decreased $417,450, or 4%, to $8,910,311 for the nine-month period ended September 30, 2000, from $9,327,761 for the same period in 1999. The Company attributes this decrease to the Mohegan Sun temporary relocation. Revenues for the Idaho New Horizon Child Care centers open during both periods increased $456,990, or 18%, to $2,976,660 for the nine-month period ended September 30, 2000, from $2,519,670 for the same period in 1999. The Kids Quest and Idaho centers that were closed since the beginning of 1999 accounted for revenue declines of $775,272 for the nine-month period ended September 30, 2000, as compared to the same period in 1999. During the third quarter of 1999, the Company recorded a charge to operations of $798,713, or $.24 per share. The charge included a write-down of assets and lease termination costs of $367,272 and a write-off of goodwill of $431,441. The charge reflected the costs associated with four of the Company's centers in Boise, Idaho, and one of its Kids Quest locations. In July and August of 1999, the Company closed three of its centers in Boise, Idaho, and a fourth center was closed in January 2000. The Kids Quest location at Bullwhackers in Black Hawk, Colorado, was closed on October 31, 1999.

   Costs and expenses for the three months ended September 30, 2000, decreased $214,303, or 5%, to $4,225,857 from $4,440,160 for the same period in 1999 without taking into account the asset write-down. Centers opened since the second quarter of 1999 accounted for an increase of $262,227. Costs and expenses for existing Kids Quest locations decreased $300,090, or 9%, to $2,958,002 from $3,258,092 for the same period in 1999. This decrease was due primarily to the temporary Mohegan Sun relocation. Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $80,047, or 9%, to $972,647 for the three months ended September 30, 2000, compared to $892,600 for the same period in 1999. The cost increases were due primarily to increased operating costs as a result of enrollment transfers from the four closed centers. Costs and expenses for the Kids Quest and Idaho centers that were closed since the first quarter of 1999 decreased $256,487 for the three-month period ended September 30, 2000, as compared to the same period in 1999.

   Costs and expenses for the nine months ended September 30, 2000, decreased $326,852, or 3%, to $11,879,961 from $12,206,813 for the same period in 1999 without taking into account the asset write-down. Costs and expenses for centers opened since the beginning of 1999 accounted for an increase of $633,856 for the nine-month period ended September 30, 2000, as compared to the same period in 1999. Costs and expenses for existing Kids Quest locations decreased $430,645, or 5%, to $7,772,513 from $8,203,158 for the same period in 1999. This decrease was due primarily to the temporary Mohegan Sun relocation. Costs and expenses for the Idaho New Horizon Child Care centers open during both periods increased $395,231, or 16%, to $2,885,756 from $2,490,525 for the same period in 1999.
This increase was due primarily to higher operating costs at several centers as a result of enrollment transfers from the four closed centers. Costs and expenses for the Kids Quest and Idaho centers that were closed since the beginning of 1999 decreased $925,294 for the nine-month period ended September 30, 2000, as compared to the same period in 1999.

   Selling, general, and administrative expenses increased $63,953, or 20%, to $377,621 for the three-month period ended September 30, 2000, from $313,668 for the same period in 1999. Selling, general, and administrative expenses increased $6,640, or less than 1%, to $1,048,601 for the nine-month period ended September 30, 2000, from $1,041,961 for the same period in 1999. Management expects selling, general, and administrative expenses to increase with the addition of and negotiation for new locations; however, such expenses should decrease as a percentage of revenue with the continued expansion of the Company's business.

   Pursuant to the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $295,641 of reimbursements for rate discounts for the three-month period ended September 30, 2000, versus $310,931 for the same period in 1999, a decrease of $15,290, or 5%. For the nine-month period ended September 30, 2000, the Company received $849,654 versus $864,839 for the same period in 1999, a decrease of $15,185, or 2%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.) There can be no assurance that such discounts and reimbursements will not be modified or be discontinued altogether or that future Kids Quest agreements will provide for a discounted rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has ten locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted rates to customers have a significant impact on a location's patronage and resulting revenue.

   Interest expense for the three-month period ended September 30, 2000, decreased $49,281, or 48%, to $53,042 from $102,323 for the same period in 1999. Interest expense for the nine months ended September 30, 2000, decreased $120,005, or 41%, to $174,761 from $294,766 for the same period in 1999. The decrease in interest expense is due primarily to the expiration of three equipment leases.

   Net income for the three-month period ended September 30, 2000, was $162,630 compared to $25,579 for the same period in 1999 without taking into account the write-down of assets and goodwill. Centers opened since the second quarter of 1999 accounted for an increase in center operating income of $68,104. Center operating income for the Kids Quest centers open during both periods increased $112,408 as compared to the same period in 1999. Kids Quest centers closed since the second quarter of 1999 resulted in an improvement in center operating income of $7,584 for the period as compared to the same period in 1999. Center operating income for the Idaho operations improved $7,789 to a loss of $52,997 for the three months ended September 30, 2000, compared to a loss of $60,786 for the prior year period.

   Net income for the nine-month period ended September 30, 2000, was $272,018 compared to a net loss of $250,157 for the same period in 1999 without taking into account the write-down of assets and goodwill. Centers opened since the beginning of 1999 accounted for an increase in center operating income of $272,066. Center operating income for the Kids Quest centers open during both periods increased $13,196 as compared to the same period in 1999. Kids Quest centers closed since the first quarter of 1999 resulted in an improvement in center operating income of $35,981 for the period as compared to the same period in 1999. Center operating income for the Idaho New Horizon Child Care centers increased $175,800 to $83,733 for the nine months ended September 30, 2000, compared to a loss of $92,067 for the prior year period. The improvement in Idaho is primarily due to the closing of four centers and the transfer of a majority of their enrollment to other Company centers.


Liquidity and Capital Resources

   During the nine-month period ended September 30, 2000, the Company generated $1,541,590 from operations, invested $533,966 in property and equipment, and received payments on notes receivable of $92,519. Additionally, the Company made payments on its line of credit of $250,000 and payments on long-term obligations of $947,912. During the period, the Company borrowed an additional $73,008 for equipment purchases. The Company ended the period with a cash balance of $131,226. During the same period in 1999, the Company generated $1,455,723 from operations, invested $1,333,019 in property and equipment, and received payments on notes receivable of $53,264. Additionally, the Company made payments on its line of credit of $243,556 and payments on long-term obligations of $982,861. The Company ended the period with a cash balance of $48,188. During the period, the Company borrowed $889,920 for new equipment, including the opening of Columbia Village in Idaho and Texas Station and Avi in Nevada.

   The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2000 and 2001 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $500,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. The Company is currently seeking financing. The Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations. However, if financing is not obtained, the Company may be required to reduce expenditures for the future.

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

                          PART II. - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits List

         Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K

         The Company filed a form 8-K on July 24, 2000, and on October 10, 2000.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEW HORIZON KIDS QUEST, INC.



                              By:    /s/ William M. Dunkley
                                 ---------------------------------
                                     William M. Dunkley
                                     Chief Executive Officer


                              By:    /s/ Patrick R. Cruzen
                                 ---------------------------------
                                     Patrick R. Cruzen
                                     Chief Financial Officer


Date: November 13, 2000