Form 10KSB
period 2000-12-31
NEW HORIZON KIDS QUEST INC
filed 2001-04-02
CIK 1001579

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
(X) Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       Or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Registrant's telephone number, including area code: (763) 557-1111

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

         The registrant's revenues for its most recent fiscal year were $17,326,376.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock as quoted on the over the counter bulletin board on March 26, 2001, was approximately $838,488.

         As of March 26, 2001, there were 3,293,300 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                FORM 10-KSB INDEX

PART I             ............................................................1
         Item 1.   DESCRIPTION OF BUSINESS.....................................1
         Item 2.   DESCRIPTION OF PROPERTY.....................................7
         Item 3.   LEGAL PROCEEDINGS...........................................8
         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS..................................................8

PART II            ............................................................8
         Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..............................9
         Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................9
         Item 7.   FINANCIAL STATEMENTS.......................................13
         Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..................30

PART III           ...........................................................30
         Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE SECURITIES EXCHANGE ACT OF 1934............30
         Item 10.  EXECUTIVE COMPENSATION.....................................31
         Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...................................32
         Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............34
         Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...........................35



"NEW HORIZON KIDS QUEST," "KID QUEST", "GRAND CASINO KIDS QUEST", "TECHNO QUEST" AND "CYBER QUEST" ARE SERVICE MARKS OF NEW HORIZON KIDS QUEST, INC. "NEW HORIZON" IS A SERVICE MARK OF NEW HORIZON ENTERPRISES, INC. THIS DOCUMENT MAY CONTAIN TRADEMARKS OF OTHER COMPANIES.

                                    PART I.

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

         New Horizon's Kids Quest, Inc. (the "Company") develops, owns, and operates supervised children's entertainment and recreational facilities under the name Kids Quest and premium traditional child care centers under the name New Horizon Child Care. The Company currently provides hourly child care at twenty locations in ten states, including three with supervised non-violent video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Idaho; one location in Joliet, Illinois; one at its Mall of America location in Bloomington, Minnesota; one at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada; one in Morton, Minnesota, at Jackpot Junction Casino Hotel in conjunction with its hourly care facility; and one in Marksville, Louisiana, at Grand Casino Avoyelles also in conjunction with an hourly care facility.

         Kids Quest combines supervised, hourly child care with children's entertainment and recreational facilities. The Kids Quest concept was developed to provide casino guests with quality child care, and the Company opened its first Kids Quest at Grand Casino Hinckley in May 1992. Unlike many "pay for play" providers where parents are required to remain with their children, Kids Quest allows parents to pursue activities away from the center while their children are supervised and entertained. Kids Quest is designed to delight children, encourage repeat visits, and provide parents with the peace of mind afforded by supervised child care. Casino operators and developers of full service destination resorts have also recognized that the Company's unique child care services are a valuable amenity enhancing the service provided to their customers.

         One of the Company's Kids Quest centers operates in an enclosed shopping mall in Knott's Camp Snoopy at Mall of America in Bloomington, Minnesota. The Mall of America center was licensed in June 1999 to provide traditional care in addition to hourly care. Nineteen of the Company's Kids Quest centers are operated in conjunction with casinos, including two Kids Quest centers in Minnesota casinos owned and managed by the Mille Lacs Band, one Kids Quest center in a Louisiana casino managed by Lakes Gaming, Inc., three Kids Quest centers in Mississippi casinos owned and managed by Park Place Entertainment Corporation, and four centers in casinos owned or managed by Station Casinos, Inc. in Nevada and Missouri. The Company's newest centers opened August 22, 2000, at Jackpot Junction Casino Hotel in Morton, Minnesota; and July 4, 2000, at the Ho-Chunk Resort and Casino in the Wisconsin Dells. The Jackpot Junction center is a combination hourly and employee child care facility. The Ho-Chunk center also includes a supervised, non-violent video entertainment center. In addition, the Company opened an hourly care facility at the Cliff Castle Casino in Camp Verde, Arizona, on December 22, 1999, and at the Avi Hotel and Casino in Laughlin, Nevada, on July 16, 1999. The Company closed its traditional care and video entertainment facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota, on April 2, 1999; its hourly care and video entertainment facilities at Bullwhackers in Blackhawk, Colorado, on October 31, 1999; and its hourly care facility in Eden Prairie, Minnesota, on October 16, 2000. The closures were primarily the result of poor financial performance. The Company continues to operate an hourly child care facility at Treasure Island.

         During 1995 and 1996, the Company acquired an aggregate of twelve existing child care centers in Boise, Idaho, which the Company now operates as New Horizon Child Care centers. The Company has subsequently opened two additional new facilities in August of 1996 and January of 1999. In July and August of 1999, the Company closed two of its centers in Boise, Idaho, and a third center was closed in January 2000. The centers did not meet the Company's quality standards and were located in areas where an over supply of child care facilities existed. In August of 1999, one of the Company's centers was totally destroyed by fire. The fire occurred after hours, and the Company's loss from destroyed property was fully covered by insurance. The Company will not resume providing child care at this location. The Company now operates a total of ten traditional child care centers in the Boise market.

         On January 10, 2001, the Company was delisted from the Nasdaq SmallCap Market for failure to comply with the Minimum Bid Price requirements as set forth in Marketplace Rule 4310(c)(4). As a result, the Company's common stock currently trades on the over the counter bulletin board (the "OTC") under the symbol "KIDQ.OB". The OTC is a controlled quotation service that offers real-time quotes, last sales prices, and volume information in over-the-counter equities.

         The Company is a licensee of the service mark "New Horizon" pursuant to a licensing agreement entered into with New Horizons Enterprises, Inc. ("New Horizon Enterprises"). Two of the Company's principal shareholders are the principal shareholders and executive officers of New Horizon Enterprises. New Horizon Enterprises and its affiliates have owned and operated child care centers since 1971 and currently operate 53 licensed child care centers in Minnesota under the names New Horizon Child Care and Kinderberry Hill Child Development.

         The Company was incorporated in Minnesota in March 1992. The Company's principal offices are located at 16355 36th Avenue North, Suite 700, Plymouth, Minnesota, 55446, and its telephone number at that location is (763) 557-1111.

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

         The Company operates twenty Kids Quest centers generally ranging in size from 6,000 to 22,000 square feet. Each center features a specially designed, padded floor-to-ceiling climbing maze and play structure consisting of up to 35 activities, including tunnels, slides, ball baths, ramps, stairs, climbing nets, periscopes, air hops, bumper bags, talking tubes and other activities allowing children to crawl, climb, bounce, hop, tumble, and slide in the safety of a secure environment.

         Kids Quest offers a wide range of services and activities for children ranging from six weeks to 12 years of age. Kids Quest offers a broad array of toy-filled play areas and the latest in custom-designed, interactive media, electronic entertainment, and computer technology. The centers also offer specially designed areas for infants and toddlers that include kitchenettes, infant swings, padded climbing areas, and separate sleeping areas with cribs. The Company intends to include substantially all of the features described above in each of its future Kids Quest centers, subject to market demand and space limitations.

         Kids Quest centers charge fees ranging from $4.00 to $8.00 per hour depending on the location. Pursuant to the terms of some of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. There can be no assurance that discounts and reimbursements will not be modified or discontinued or that future agreements with other casinos will provide for a discounted hourly rate to the public. Currently, the Company is renegotiating agreements for its facilities located at Grand Casino Gulfport, Grand Casino Biloxi, and Grand Casino Tunica. There can be no assurance that the terms of the new agreements will be on terms substantially similar to the current agreements including the likelihood that the discounts and reimbursements may be discontinued. All activities such as arcade, video and skill games are included in Kids Quest's hourly fees. For an additional charge, Kids Quest offers nutritionally balanced meals at lunch and dinner time, as well as a full service snack bar. Kids Quest promotes special events such as birthdays, club meetings and field trips at special group rates. Although hours vary by location, Kids Quest centers generally open at 9:00 or 10:00 a.m. and close at 11:00 p.m. weekdays, and later on weekends.

VIDEO ENTERTAINMENT CENTER

         Three of the Company's Kids Quest centers also include a supervised video entertainment center featuring non-violent entertainment including one at Ho-Chunk Casino and Bingo located in the Wisconsin Dells which opened in July 2000. The Company's video entertainment centers are designed for teenagers, rather than children 12 and under, but offer more supervision than typical video entertainment centers.

NEW HORIZON CHILD CARE CENTERS

         Between September 1995 and March 1996, the Company acquired an aggregate of 12 established child care centers located throughout Boise and the surrounding metropolitan area. The Company subsequently opened two additional child care centers in newly constructed facilities. In 1999, the Company closed two of the older child care centers which had been acquired from other operators as part of a plan to consolidate and improve the overall performance of the Company's Idaho operations. In January 2000, the Company closed an additional center in Boise and in August 1999, one of the Company's centers was totally destroyed by fire. The fire occurred after hours, and the Company's loss from the destroyed property was fully covered by insurance. The Company did not resume providing child care at this location and now operates a total of 10 traditional child care centers in the Boise market. Approximately 80% of the children enrolled at the closed centers were successfully transferred to other New Horizon centers.

         The focus of the Company's traditional child care business is to provide premium quality licensed child care services and preschool programs for children ranging in age from six weeks to 12 years. Management has substantial experience in the development and operation of child care centers, including analysis of demographics, site selection, building design, construction, licensing, programming, personnel training, management, and marketing.

         New Horizon Child Care offers educational and recreational programs specifically tailored to meet the needs of each of the age groups served by the Company's centers. The infant program emphasizes frequent contacts with adult caregivers, along with participation in the Small Wonder curriculum developed by Johnson & Johnson. This curriculum offers a variety of activities designed to produce a challenging and stimulating environment. The toddler curriculum introduces and emphasizes the value of learning and playing with others, sharing, taking turns, communicating and expressing wants and needs that are essential to the development of successful relationships. The preschool curriculum emphasizes cognitive skills by teaching children numbers, letters, sounds, shapes, colors, sequencing, listening skills, and many other age-appropriate activities. Small group sizes allow individual attention and curriculum enhancement. New Horizon Child Care's program for school age children offers a wide variety of group and individual projects that build on the child's developing skills and interests. New Horizon Child Care also offers optional enrichment programs that may include field trips, music, dance, gymnastics, swimming, computer, and karate lessons.

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

EMPLOYEE CHILD CARE CENTERS

The Company operates a New Horizon Child Care center in Joliet, Illinois for the employees of Empress Casino and Mobil Oil Corporation. The Company also operates an employee child care center which opened in mid-April of 2000 for the employees of The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Venetian is the first casino to provide on-site child care for its employees on the Las Vegas strip. In August 2000, the Company also opened an employee child care center at Jackpot Junction Casino Hotel in Morton, Minnesota. In November 2000, the Company opened an employee child care center at Grand Casino Avoyelles in Marksville, Louisiana in connection with its hourly child care center.

SAFETY AND SECURITY

         The Company's centers and equipment have been designed to provide a safe and secure environment. Age-appropriate equipment is provided in areas specially designed for infants, toddlers and older children. Staff members are trained and positioned throughout a facility to interact with and protect the children. Each Kids Quest center has a check-in and check-out system with security gates that are monitored to ensure that each child is accounted for and remains in the facility until picked up by an authorized individual. Adults are not permitted inside the secure play area unless accompanied by a staff member. Access to a New Horizon Child Care center typically is limited to a front entryway that is generally located near the center director's office. Other entrances are secured and used only as emergency exits. All outdoor playground areas are fenced. Parents are also required to sign children in and out of each center. Most centers are also video monitored to provide a safe and secure environment.

GROWTH AND EXPANSION

         Since its inception as an hourly children's entertainment and recreational facility, the Company has expanded its product line to include supervised non-violent video entertainment centers, traditional child care centers, and employee child care. The Company continues to believe that it is situated to take advantage of expansion opportunities for both its Kids Quest and New Horizon Child Care centers. Although there are many similarities and interrelationships between these two lines of businesses, they present very separate and distinct market opportunities within the child care industry. The Company intends to seek additional opportunities for all of its product lines.

2000 EVENTS

         In April 2000, the Company opened a New Horizon Child Care center providing employee child care at The Venetian Resort-Hotel-Casino in Las Vegas, Nevada. On July 1, 2000, the Company opened a Kids Quest hourly child care center and a non-violent video entertainment center for Ho-Chunk Casino and Bingo located in the Wisconsin Dells. On August 11, 2000, the Company opened a 10,000 square foot Kids Quest hourly and employee child care center at Jackpot Junction Casino Hotel located in Morton, Minnesota. In November 2000, the Company opened an employee child care facility at Grand Casino Avoyelles in Marksville, Louisiana in connection with its hourly child care center. In December 2000, the Company signed an agreement with Red Lake Gaming Enterprises to provide a Kids Quest hourly child care center for the Seven Clans Casino, Hotel, and Indoor Water Park in Thief River Falls, Minnesota. The child care center in Thief River Falls is expected to open during the spring of 2001.

         In May 2000, the Company extended the contract terms for the Kids Quest facilities at Grand Casino Gulfport and Grand Casino Biloxi on the Mississippi Gulf Coast with Park Place Entertainment through May 2004. Although the Company signed agreements through 2004, the Company is currently re-negotiating the terms of such contracts pursuant to the casino owner's request, along with its other agreement with Park Place Entertainment for its Grand Casino Tunica facility. There can be no assurance that the terms of the new agreements will be on terms substantially similar to the current agreements including the likelihood that the discounts and reimbursements by Park Place Entertainment to the Company for reduced hourly rates will be discontinued.

         In January 2000, the Company closed one of its New Horizon Child Care centers in Boise, Idaho due primarily to an over supply of child care facilities in the area. In October 2000, the Company closed its Eden Prairie location due primarily to poor financial performance.

         The Company currently operates the following hourly care centers:

Kids Quest                             Location                        Date Opened
----------                             --------                        -----------
Grand Casino Hinckley                  Hinckley, Minnesota             May 1992
Grand Casino Mille Lacs                Mille Lacs, Minnesota           March 1993
Grand Casino Gulfport                  Gulfport, Mississippi           June 1993
Grand Casino Biloxi                    Biloxi, Mississippi             January 1994
Grand Casino Avoyelles                 Marksville, Louisiana           June 1994
Grand Casino Coushatta                 Kinder, Louisiana               January 1995
Boulder Station Casino                 Las Vegas, Nevada               November 1995
Ameristar Casino                       Council Bluffs, Iowa            June 1996
Grand Casino Tunica                    Robbinsonville, Mississippi     August 1996
Mohegan Sun Casino                     Uncasville, Connecticut         October 1996
Soaring Eagle Casino                   Mount Pleasant, Michigan        December 1996
Station Casino Kansas City             Kansas City, Kansas             January 1997
Treasure Island Resort & Casino        Red Wing, Minnesota             June 1997
Sunset Station Casino                  Henderson, Nevada               June 1997
Knott's Camp Snoopy/Mall of America    Minneapolis, Minnesota          April 1998
Texas Station                          Las Vegas, Nevada               February 1999
The Avi Hotel and Casino               Laughlin, Nevada                July 1999
Cliff Castle Casino                    Camp Verde, Arizona             December 1999
Ho-Chunk Casino and Bingo              Wisconsin Dells, Wisconsin      July 2000
Jackpot Junction Casino Hotel          Morton, Minnesota               August 2000

         The Company believes that its relationships with casino operators create a unique opportunity to expand and increase its market share of the child activity center business. The Company is continuing to target favorable markets and superior locations to establish a strong market presence for Kids Quest.

MARKETING AND PROMOTION

         Historically, a primary source of new enrollment for traditional child care services has been word-of-mouth recommendations from satisfied parents in communities in which centers operate. However, the Company proactively utilizes various types of community-based marketing strategies for the promotion of its New Horizon centers as well as its Kids Quest centers. In addition, the Company relies upon cross promotional opportunities and special events with various casinos, Native American Tribes, and facility owners or developers. The Company also seeks to increase its enrollment through various discounts, promotions and the following marketing techniques: direct mailings to local residents and child care centers, database mailings, special events, guest appearances, mall advertising, volume user discount programs, field trip packages, concession discounts, and free care for children on their birthday.

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

         Among indoor "pay for play" facilities, competition is also extremely fragmented. There are large national and regional "pay for play" chains offering entertainment and fitness facilities. There are also several smaller children's entertainment facilities with soft activity zones similar to Kids Quest in many major metropolitan areas throughout the United States. The Company principally competes by providing innovative services in well-equipped facilities that are staffed with trained, experienced child care professionals and by creating an entertainment center for children that allows parents to pursue activities away from the center while their children are supervised and entertained.

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

EMPLOYEES

         The Company currently has approximately 550 employees, including 20 administrative employees at its corporate headquarters. The Company does not have an agreement with any labor union and the Company believes that its relations with its employees are good.

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

         Each of the New Horizon Child Care centers is staffed with a Director, Assistant Director and an appropriate number of teachers, assistant teachers and aides sufficient to minimally comply with state-mandated staff-to-student ratio requirements. All employees participate in periodic training programs and are required to meet applicable state and local regulatory requirements. All Idaho child care employees are individually licensed and finger-printed, and those working within the city of Boise undergo background checks as part of the city's licensing process. The Boise locations are supervised by a District Manager.

SERVICE MARKS

         The Company maintains the federally registered service marks "New Horizon Kids Quest," "Kid Quest", "Grand Casino Kids Quest", "Techno Quest" and "Cyber Quest". In addition, the Company has entered into a licensing agreement with New Horizon Enterprises, Inc., pursuant to which the Company is a licensee of the service mark "New Horizon." A federally registered service mark is effective for ten years and may be renewed. Even though the Company has either registered or become the licensee of certain service marks, there can be no assurance as to the extent of the protection afforded to the Company as a result of having such service marks and licensing agreements, nor is there any assurance that the Company will be able to afford the expenses of any complex litigation that might be necessary to enforce the Company's proprietary rights.

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

         The Company's Kids Quest centers generally range in size from approximately 6,000 to 22,000 square feet. Nineteen Kids Quest centers operate in or adjacent to casinos. Although certain centers are being operated without a written agreement, most are operated pursuant to the terms of various written financial services or lease agreements. Although the precise terms of the operation of each of the Company's centers vary by location, the Kids Quest centers are generally operated pursuant to a profit sharing arrangement in which the Company manages and operates its Kids Quest center and pays a percentage of the center's pretax gross operating profits to the property owner. The Company also typically receives a minimum guaranteed management fee, which also varies by location, and, in most cases, operating losses, if any, are reimbursed by the property owner. There is no assurance that the Company will continue to receive any such guaranteed fees in the future. Most of the agreements require casino consent to changes in the Company's rates charged for its child care services. The casinos have the right, subject to certain non-compete restrictions, to terminate their agreement with the Company at any time. The Company also leases approximately 17,385 square feet for its Knott's Camp Snoopy/Mall of America center. The Company believes that its leased Kids Quest properties are generally in good condition.

         The Company leases 10 New Horizon Child Care centers in Boise, Idaho, which range in size from 4,500 square feet to 10,000 square feet on sites ranging from one to four acres. The leases range from seven to fifteen years with consecutive multiple-year renewal options. All of such leases have a minimum of at least three years remaining on the primary term of each lease. The leases generally require the Company to pay utility expenses, taxes, insurance, repairs and maintenance and other operating expenses relating to the properties. The Company also operates a New Horizon Child Care center in Joliet, Illinois for employees of Empress Casino and Mobil Oil Corporation without a definitive lease or other operating agreement.

ITEM 3. LEGAL PROCEEDINGS

         During 1996 and early 1997, Atrox Systems, Inc. d/b/a Tenderfun Soft Playgrounds ("Tenderfun") supplied large indoor play structures for five new Kids Quest facilities. In December 1996, Tenderfun filed for reorganization protection under Chapter 11 of the U.S. Bankruptcy Code in the State of Texas, and the case was subsequently converted to a Chapter 7 liquidation. The assets of Tenderfun are now in the process of being liquidated. Due to the extensive nature of problems with the various play structures provided by Tenderfun, the Company has commenced an action against F. William Boedeker and Laura M. Boedeker in Hennepin County District Court, State of Minnesota, based upon personal guaranties seeking damages in excess of $50,000. William M. Boedeker was an officer and principal shareholder of Tenderfun and Laura M. Boedeker is his wife. The Company settled all claims existing between it and F. William Boedeker and Laura Boedeker. The Company has a secured claim of $40,000 which it anticipates will be paid by the bankruptcy estate of Tenderfun.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company currently trades on the over the counter bulletin board under the symbol "KIDQ.OB." From November 14, 1995 to January 10, 2001, the Company traded on the Nasdaq SmallCap Market under the symbol "KIDQ." On January 10, 2001, the Company was delisted from the Nasdaq SmallCap Market for failure to comply with the Minimum Bid Price requirements as set forth in Marketplace Rule 4310(c)(4).

                                               BID
PERIOD                                 HIGH           LOW

1999
First Quarter                         2 5/8          1 1/2
Second Quarter                        2                3/4
Third Quarter                         1 5/8          1 1/8
Fourth Quarter                        1 1/4            3/8


2000
First Quarter                         1 13/16        1/2
Second Quarter                        1 7/32         13/16
Third Quarter                         1 7/32         7/8
Fourth Quarter                        1              7/8

         As of March 26, 2001, the Company had 52 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company currently provides hourly child care at twenty locations in ten states, including three with supervised non-violent video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Idaho; one location in Joliet, Illinois; one at its Mall of America location in Bloomington, Minnesota; one at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada; one in Morton, Minnesota, at Jackpot Junction Casino Hotel in conjunction with its hourly care facility; and one in Marksville, Louisiana, at Grand Casino Avoyelles also in conjunction with an hourly care facility.

         Since its inception as a hourly children's entertainment and recreational facility, Kids Quest has expanded its product line to include supervised non-violent video entertainment centers, traditional child care, and employee child care. The Company plans to continue to seek opportunities for additional venues for all of its product lines.

         The Company's business is seasonal with revenues and operating income for Kids Quest being the highest and New Horizon Child Care being the lowest in the summer months. Consequently, results of operations for any interim period may not be indicative of results to be achieved for a full fiscal year.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated.

                                                    Year Ended December 31
                                                    ----------------------
                                                            2000     1999
                                                            ----     ----

REVENUE                                                     100%      100%

COSTS AND EXPENSES
         Direct Expenses                                     78%       80%
         Depreciation and Amortization                       11%       11%
         Pre-Opening Expenses                                 --        1%
         Write-Down of Fixed Assets                           --        2%
                                                            ----      ----
                                Total Costs and Expenses     89%       94%
                                                            ----      ----


CENTER OPERATING INCOME                                      11%        6%

         Selling, General and Administrative                  8%        7%
         Amortization                                         --        1%
         Write-Down of Goodwill                               --        3%
                                                            ----      ----

OPERATING INCOME (LOSS)                                       3%      (5%)

         Interest Expense                                   (1%)      (2%)
         Interest Income                                      --        1%
         Minority Interest                                    --        --
                                                            ----      ----

NET INCOME (LOSS)                                             2%      (6%)
                                                            ====      ====

         Revenues increased $227,898, or 1%, to $17,326,376 in 2000 from $17,098,478 in 1999. The addition of three new Kids Quest hourly care centers from and after December 1999 contributed $770,215 of the additional revenues. Further, the addition of two Kids Quest hourly care centers, and an employee child care facility during 1999 contributed $432,094 to the revenue increase. The Kids Quest centers that were closed in 1999 and 2000 resulted in a decrease in revenue of $445,753 between 2000 and 1999.

         The Company's Kids Quest locations that were open for the entire twelve month periods ended December 31, 2000 and 1999, experienced a decline in revenue of $449,691. This decline is principally related to the temporary relocation of the Company's Mohegan Sun center. In November of 1999 the Company's hourly child care center and video entertainment center at Mohegan Sun were relocated to a significantly smaller space resulting in a decrease in revenue of $637,736 between 2000 and 1999. The move was necessary to allow for the construction of Mohegan's $800 million hotel addition and casino expansion, which is scheduled to open in August 2001 and will include a new 15,075 square foot Kids Quest and non-violent video entertainment center. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse New Horizon Kids Quest for all lost profits during the relocation period. The calculation of lost profits is based on prior year results adjusted for CPI increases.

         The Company's ten New Horizon Child Care centers in Idaho which were open for the entire twelve month periods ended December 31, 2000 and 1999, experienced revenue growth of $424,456, or 12%. Management attributes this growth primarily to enrollment transfers from the four centers that were closed in the third quarter of 1999 and the first quarter of 2000. The closed centers resulted in a revenue decrease of $503,423 between 2000 and 1999.

         During the third quarter of 1999, the Company recorded a charge to operations of $798,713, or $.24 per share. The charge included a write-down of assets and lease termination costs of $367,272 and a write-off of goodwill of $431,441. The charge reflects the costs associated with the closing of four of the Company's centers in Boise, Idaho, and one of its Kids Quest locations. Three centers in Idaho were closed in July and August of 1999. A fourth center was closed in January of 2000. The Kids Quest location at Bullwhackers in Black Hawk, Colorado, was closed on October 31, 1999.

In addition, the Company closed its traditional care and arcade facilities at Treasure Island Hotel and Casino in Red Wing, Minnesota. The Company maintains an hourly care facility at this location. The Company also closed its Eden Prairie location in October of 2000. There are no anticipated charges associated with the Eden Prairie and Treasure Island closings. The Idaho centers that were closed were of lower quality and were in areas with an over capacity of child care centers. In excess of 80% of the enrollment from the closed centers transferred to other New Horizon centers. The centers in Black Hawk, Colorado; Red Wing, Minnesota; and Eden Prairie, Minnesota, were closed primarily due to poor financial performance.

         Costs and expenses decreased $350,746, or 2%, to $15,357,914 from $15,708,660 in 1999 without taking into account the asset write-down. Kids Quest locations opened during 1999 and 2000 added costs and expenses of $777,851. These increases were offset by a decrease in costs and expenses for existing Kids Quest locations of $457,977 and reductions of $472,804 relating to the Kids Quest locations closed during 1999 and 2000. The decrease in costs and expenses for existing Kids Quest centers was primarily the result of the Mohegan Sun relocation in November of 1999 which resulted in a decrease of $553,137 in costs and expenses during 2000 as compared to the same period in 1999. Costs and expenses at existing Idaho New Horizon Child Care centers increased $420,577 in 2000 versus 1999. The Company attributes the increases in costs and expenses related to existing locations primarily to direct costs associated with generating additional revenues at these locations. Expenses for the four centers closed in 1999 and 2000 decreased $618,393 as compared to 1999.

         Selling, general, and administrative expenses increased $114,837, or 9%, to $1,365,535 in 2000 from $1,250,698 for the same period in 1999. The increase is due primarily to additional staffing in the areas of marketing, development, administration, and training. Management expects selling, general and administrative expenses to increase with the addition of new locations. However, such expenses are anticipated to decrease as a percentage of revenues with the continued growth of the Company's revenues.

         Pursuant to some of the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the general public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amounts charged and the fair market value. In 2000, the Company received $1,073,377 of reimbursements for rate discounts versus $1,107,778 in 1999, a decrease of $34,401, or 3%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment and four Indian casinos currently or previously managed by Grand Casinos, Inc. The Company is currently renegotiating the contract terms with Park Place Entertainment. There can be no assurance that such discounts and reimbursements will not be modified or discontinued altogether or that future agreements with other casinos will provide for a discounted hourly rate to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

         Interest expense for 2000 decreased $176,646, or 45%, to $214,350 in 2000 from $390,996 in 1999. The decrease in interest expense is due to the expiration of five equipment leases.

         The Company had a net profit of $371,383 in 2000, compared to net loss of $284,831 in 1999 before accounting for the write-down. The new Kids Quest centers opened in 1999 and 2000 accounted for an increase in center operating income of $424,457. Center operating income for the Kids Quest centers open during both periods increased $8,286 as compared to the same period in 1999. Center operating income for the Kids Quest centers closed during 1999 and 2000 resulted in a reduction of operating losses of $27,052. Center operating income for the Company's Idaho operations for the twelve months ended December 31, 2000, was $93,681 as compared to center operating loss of $25,167 for the same period in 1999, an increase of $118,849. Center operating income for those centers open during both periods increased $3,879. Center operating income was negatively impacted by a loss of enrollment at one of its centers due to increased competition.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company generated $1,900,764 from operations, invested $712,067 in property and equipment related to new locations and equipment upgrades and received payments on notes receivable of $124,852. The Company made payments on long-term debt of $1,132,099 and borrowed an additional $73,008. The Company also made payments on its credit line of $150,000. The Company ended the year with a cash balance of $260,445.

         During 1999, the Company generated $1,814,787 from operations, invested $1,552,664 in property and equipment, and received payments on notes receivable of $86,350. The Company made payments of $1,362,987 on long-term obligations and borrowed an additional $955,340. The Company also took advances on its credit line of $6,444 to fund short-term working capital needs. The Company ended the year with a cash balance of $155,987.

         The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2001 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $250,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. To date, Station Casino has not requested any leasehold improvement loans from Kids Quest. However, if Station Casinos should make a request, the Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB (as well as information included in oral statements or other written statements made or to be made by the Company) may contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management and third party contracts, domestic or global economic conditions, changes in federal or state laws or the administration or enforcement of such laws, litigation or claims, as well as all other risks and uncertainties described in the Company's filings.

ITEM 7. FINANCIAL STATEMENTS

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                      As of

                           December 31, 2000 and 1999




                                    CONTENTS


Reports of Independent Public Accountants.....................................14
Consolidated Balance Sheets...................................................16
Consolidated Statements of Operations.........................................17
Consolidated Statements of Shareholders' Equity...............................18
Consolidated Statements of Cash Flows.........................................19
Notes to Consolidated Financial Statements....................................20

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
New Horizon Kids Quest, Inc.

We have audited the accompanying consolidated balance sheets of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 1999, were audited by other auditors whose report dated February 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                    BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.



Minneapolis, Minnesota
February 2, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New Horizon Kids Quest, Inc.:

We have audited the accompanying consolidated balance sheet of New Horizon Kids Quest, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Horizon Kids Quest, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen, LLP


ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 24, 2000

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31

                                                                                   2000             1999
                                                                               ------------     ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    260,445     $    155,987
     Accounts receivable                                                          1,066,758          864,146
     Current portion of notes receivable                                            162,836          156,747
     Prepaid expenses and other                                                     211,202           98,016
                                                                               ------------     ------------
              Total current assets                                                1,701,241        1,274,896
                                                                               ------------     ------------

PROPERTY AND EQUIPMENT:
     Furniture, fixtures, equipment and leaseholds                               10,675,934       10,023,548
     Less- Accumulated depreciation and amortization                             (6,497,054)      (4,662,433)
                                                                               ------------     ------------
              Property and equipment, net                                         4,178,880        5,361,115

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $212,037 and $167,885             450,248          494,400
     Notes receivable, net of current portion                                       820,519          951,460
     Other long-term assets                                                         100,947          167,731
                                                                               ------------     ------------
                                                                               $  7,251,835     $  8,249,602
                                                                               ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                      $    849,265     $  1,425,490
     Accounts payable                                                               484,446          834,460
     Accrued expenses                                                               899,010          709,054
                                                                               ------------     ------------
              Total current liabilities                                           2,232,721        2,969,004

     LONG-TERM DEBT, less current maturities                                        749,096        1,381,963
                                                                               ------------     ------------
     COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 7)

     SHAREHOLDERS' EQUITY:
     Undesignated preferred stock, 3,500,000 shares authorized; no shares
     issued and outstanding                                                            --               --
     Series A convertible preferred stock, $.01 par value, 1,500,000 shares
     authorized; no shares issued and outstanding                                      --               --
     Common stock, $.01 par value, 20,000,000 shares authorized; 3,293,300
     shares issued and outstanding in 2000 and 1999                                  32,933           32,933
     Paid-in capital                                                              7,196,197        7,196,197
     Accumulated deficit                                                         (2,959,112)      (3,330,495)
                                                                               ------------     ------------
              Total shareholders' equity                                          4,270,018        3,898,635
                                                                               ------------     ------------
                                                                               $  7,251,835     $  8,249,602
                                                                               ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         For the Years Ended December 31

                                                       2000             1999
                                                   ------------     ------------
REVENUE                                            $ 17,326,376     $ 17,098,478
                                                   ------------     ------------
COSTS AND EXPENSES:
     Direct expenses                                 13,465,596       13,700,082
     Depreciation and amortization                    1,866,306        1,876,099
     Pre-opening expenses                                26,012          132,479
     Write-down of fixed assets                            --            367,272
                                                   ------------     ------------
              Total costs and expenses               15,357,914       16,075,932
                                                   ------------     ------------
              Center operating income                 1,968,462        1,022,546

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,365,535        1,250,698

DEPRECIATION AND AMORTIZATION                            73,378           98,712

WRITE-DOWN OF GOODWILL                                     --            431,441
                                                   ------------     ------------
              Income (loss) from operations             529,549         (758,305)

INTEREST EXPENSE                                       (214,350)        (390,996)

INTEREST INCOME                                         103,444          118,562

MINORITY INTEREST                                        30,062           11,695
                                                   ------------     ------------
              Income (loss) before income taxes         388,581       (1,019,044)

PROVISION FOR INCOME TAXES                               17,198           64,500
                                                   ------------     ------------
              Net income (loss)                    $    371,383     $ (1,083,544)
                                                   ============     ============
NET INCOME (LOSS) PER SHARE:
     Basic and diluted                             $        .11     $       (.33)
                                                   ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                            3,293,300        3,293,300
                                                   ============     ============
     Diluted                                          3,341,000        3,293,300
                                                   ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                               Common Stock                                              Total
                          --------------------------     Paid-In       Accumulated    Shareholders'
                            Shares        Amount         Capital         Deficit         Equity
                          -----------   ------------   ------------   ------------    ------------
BALANCE,
     December 31, 1998      3,293,300   $     32,933   $  7,196,197   $ (2,246,951)   $  4,982,179
         Net loss                --             --             --       (1,083,544)     (1,083,544)
                          -----------   ------------   ------------   ------------    ------------
BALANCE,
     December 31, 1999      3,293,300   $     32,933   $  7,196,197   $ (3,330,495)   $  3,898,635
         Net income              --             --             --          371,383         371,383
                          -----------   ------------   ------------   ------------    ------------
BALANCE,
     December 31, 2000      3,293,300   $     32,933   $  7,196,197   $ (2,959,112)   $  4,270,018
                          ===========   ============   ============   ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31

                                                                               2000             1999
                                                                           ------------     ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $    371,383     $ (1,083,544)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation and amortization                                        1,939,684        1,974,811
         Write-down of impaired assets                                             --            798,713
         Change in operating assets and liabilities:
              Accounts receivable                                              (202,612)          47,604
              Prepaid expenses and other current assets                        (113,186)          34,069
              Accounts payable                                                 (350,015)          15,433
              Other assets                                                       65,554            8,910
              Accrued expenses                                                  189,956           18,791
                                                                           ------------     ------------
                  Net cash provided by operating activities                   1,900,764        1,814,787
                                                                           ------------     ------------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                       (712,067)      (1,552,664)
     Collection of notes receivable                                             124,852           86,350
                                                                           ------------     ------------
                  Net cash used in investing activities                        (587,215)      (1,466,314)
                                                                           ------------     ------------
FINANCING ACTIVITIES:
     Advances (payments) on line of credit, net                                (150,000)           6,444
     Proceeds from long-term debt                                                73,008          955,340
     Payments on long-term debt                                              (1,132,099)      (1,362,987)
                                                                           ------------     ------------
                  Net cash used in financing activities                      (1,209,091)        (401,203)
                                                                           ------------     ------------
                  Net increase (decrease) in cash and cash equivalents          104,458          (52,730)

CASH AND CASH EQUIVALENTS, beginning of year                                    155,987          208,717
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                     $    260,445     $    155,987
                                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid during the year for-
         Interest                                                          $     85,886     $    400,720
         Income taxes                                                      $    (20,302)    $     64,558

  The accompanying notes are an integral part of these consolidated statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries, including New Horizon Child Care-Idaho, Inc. (together, the Company). All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2000, the Company provides hourly child care at twenty locations in ten states, including three with supervised non-violent video entertainment centers and provides traditional care at ten New Horizon Child Care centers in Idaho. Additionally, the Company provides employee care at one location in Joliet, Illinois and one location at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada. The Company's hourly facilities at the Mall of America location in Bloomington, Minnesota; Morton, Minnesota, Jackpot Junction Casino Hotel; and Marksville, Louisiana, at Grand Casino Avoyelles also provide employee child care in conjunction with a hourly care facility.

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

         Furniture, fixtures and equipment   3-7 years
         Leasehold improvements              7-10 years or the term of the lease

REVENUE RECOGNITION

Revenue is recognized as child care services are rendered. Amounts collected in advance for which the service has not yet been provided are deferred and classified as a component of accrued expenses in the accompanying consolidated balance sheets. Rate and compensatory reimbursements received from casino operators for the years ended December 31, 2000 and 1999 were approximately $2,188,000 and $2,168,000, respectively.

GOODWILL

Goodwill represents the amounts paid for child care centers in excess of the identifiable assets. The goodwill amounts are being amortized over their estimated lives, which do not exceed 15 years, using the straight-line method.

Impairment losses are recorded on goodwill and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amounts. During the third quarter of 1999, the Company recorded a write-down of assets totaling $726,173 associated with four of the New Horizon Child Care centers acquired in 1995 and 1996 due to poor financial performance. As of December 31, 2000, one of these centers remains open, two of these centers were closed during 1999, and one was closed in 2000. The Company also wrote down assets totaling $72,540 related to its Bullwhackers location in Black Hawk, Colorado, due to poor financial performance. The write-downs consist of all tangible and intangible assets of these locations and estimated lease termination fees. There were no impairments recognized during 2000.

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed similarly to the computation of basic earnings per share except that the denominator is increased by the assumed exercise of dilutive options and warrants using the treasury stock method. Options and warrants totaling 307,600 and 414,100 were excluded from the computation of diluted earnings per share in 2000 and 1999, respectively, because their effect is antidilutive. A reconciliation of these amounts is as follows:

                                                    2000          1999
                                                 ----------    ----------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     Basic....................................... 3,293,300     3,293,300
     Dilutive effect of option plan..............    47,700            --
                                                 ----------    ----------
     Diluted..................................... 3,341,000     3,293,300

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

2. NOTES RECEIVABLE:

Long-term notes receivable consisted of the following at December 31:

                                                                                        2000           1999
                                                                                     ----------     ----------
Note receivable from casino operator at reference rate (8.75% at December 31,
     2000 and 1999) for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,266 through 2005; collateralized by rents or other payments owed by the Company
     pursuant to lease agreement                                                     $  299,590     $  346,327

Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $6,567 through 2006; collateralized by rents or other
     payments owed by the Company pursuant to lease agreement                           354,456        395,550

Note receivable from casino operator at 10% for amounts advanced for the cost of construction, initial improvements and fixtures; payable in monthly installments of $5,999 through 2007; collateralized by rents or other
     payments owed by the Company pursuant to child care services agreement             329,309        366,330
                                                                                     ----------     ----------
Total long-term notes receivable                                                        983,355      1,108,207
Less-Current maturities                                                                (162,836)      (156,747)
                                                                                     ----------     ----------
Long-term notes receivable, net of current maturities                                $  820,519     $  951,460
                                                                                     ==========     ==========

In connection with the opening of a Kids Quest center in February 1999, the Company agreed to advance up to $500,000 to a casino operator for the cost of construction, initial improvements, and fixtures. As of December 31, 2000, the Company remains obligated to loan up to $250,000. The terms of the note receivable are expected to be the same as existing casino notes receivable.

3. LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

                                                                                         2000           1999
                                                                                     ----------     ----------
Line of credit (see below)                                                           $  100,000     $  250,000
Note payable to sellers of six child care centers in Boise, Idaho, at 9%, payable in monthly installments of $10,255, with final payment due in 2003; all
     assets of the six centers are pledged as collateral                                290,790        383,117
Note payable to seller of child care centers in Boise, Idaho, at 8.5%, payable in monthly installments of $4,154 through 2006; collateralized by assets of the
     acquired centers                                                                   210,492        241,019
Note payable to seller of child care centers in Boise, Idaho, at 9%, payable in monthly installments of $4,687 through 2006; collateralized by assets of the
     acquired centers                                                                   234,636        268,109
Notes payable to leasing company at 10% to 12% through 2003; collateralized by
     equipment                                                                          762,443      1,665,208
                                                                                     ----------     ----------
Total long-term debt                                                                  1,598,361      2,807,453
Less-Current maturities                                                                (849,265)    (1,425,490)
                                                                                     ----------     ----------
Long-term debt, net of current maturities                                            $  749,096     $1,381,963
                                                                                     ==========     ==========

In November 1998, the Company established a $250,000 line of credit. The agreement calls for interest at the bank reference rate (9.50% at December 31, 2000 and 8.50% at December 31, 1999). The line of credit is collateralized by the Company's tangible and intangible assets and expires April 2, 2001.

The Company and its leasing company are currently in dispute as to the application of payments on its leases during the construction phase of certain projects. As a result, the leasing company has indicated that an additional approximately $250,000 of principal balance is outstanding and owing as of December 31, 2000. The Company and its legal counsel believe that no additional amounts are due and intend to contest the leasing company's claim. An unfavorable resolution of this claim could have an adverse impact on the Company's financial position.

Future maturities of long-term debt as of December 31, 2000 are as follows:
   2001                                                                $ 849,265
   2002                                                                  370,676
   2003                                                                  162,500
   2004                                                                   90,749
   2005                                                                   26,140
   Thereafter                                                             99,031
                                                                      ----------
   Total                                                              $1,598,361
                                                                      ==========

4. SHAREHOLDERS' EQUITY:

In connection with the Company's initial public offering of common stock, the Company sold the underwriter a five-year warrant which expired in November 2000 to purchase up to 100,000 shares of the Company's common stock at $6.00 per share.

During September 1995, the Company granted 100,000 stock options exercisable at $5.00 to New Horizon Enterprises, Inc. in exchange for a license agreement to use a service mark which expired in November 2000. The license agreement has a term of five years which can be extended year to year by either party. The option grant represented full payment to New Horizon Enterprises, Inc. for use of the service mark. The license agreement also provides the Company with a first right of refusal in connection with the pursuit of child care opportunities outside of Minnesota. The Company also has outstanding 25,000 warrants to purchase common stock at $4.00, which are exercisable through August 2002.

5. STOCK OPTION PLAN:

The Company has a long-term incentive and stock option plan (the Plan). The Plan provides for the grants of up to 750,000 incentive stock options or nonstatutory stock options to key employees, directors, and consultants. The exercise price of options granted under the Plan is determined by the compensation committee of the board of directors, but will not be less than 100% of the fair market value of the shares on the date of grant. Both the incentive stock options and the nonstatutory stock options expire ten years from the date of grant.

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

Stock option activity is summarized as follows:

                                                                                         Weighted
                                                                           Incentive     Average
                                                                             Stock       Exercise
                                                                            Option        Price
                                                                           ---------    ---------
          Balance, December 31, 1998                                        420,100        4.81
             Options granted                                                 15,000        1.81
             Options forfeited                                              (21,000)       4.77
                                                                           ---------
         Balance, December 31, 1999                                         414,100        4.70
              Options granted                                               446,500         .88
              Options forfeited                                            (106,500)       4.02
                                                                           ---------
         Balance, December 31, 2000                                         754,100        2.53
                                                                           =========
         Options exercisable at:
             December 31, 1999                                              318,800
                                                                           =========
             December 31, 2000                                              370,013
                                                                           =========

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                           Weighted-Average        Weighted-Average
                             Number       Options           Exercise Price            Remaining
        Price Range       Outstanding   Exercisable   Outstanding    Exercisable   Contractual Life
        -----------       -----------   -----------   -----------    -----------   ----------------
      $0.01 - $2.00          453,500       97,875        $0.92         $1.08             3.86
      $2.01 - $4.00          110,000       81,667         3.89          3.85             3.33
      $4.01 - $6.00          150,600      150,600         4.98          4.98             2.42
      $6.01 - $8.00           35,000       34,871         7.75          7.75             2.34
      $8.01 - $10.00           5,000        5,000         8.75          8.75             0.47
      -------------        ---------    ---------      ---------     ---------        ---------
      $0.01 - $10.00         754,100      370,013        $2.53         $4.01             3.41
      ==============       =========    =========      =========     =========        =========

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

                                                                     2000          1999
                                                                 ------------   -----------
           Net income (loss):
               As reported                                         $371,383     $(1,083,544)
               Pro forma                                            403,963      (1,280,750)

           Net income (loss) per share--basic and diluted:

               As reported                                             $.11         $ (.33)
               Pro forma                                                .12           (.39)

The weighted average fair value of options granted in 2000 and 1999 was $.33 and $.77, respectively. The weighted average exercise price in 2000 and 1999 was $0.88 and $1.81, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.4% to 6.7% for 2000 and 5.4% for 1999, no expected dividends, expected lives of one and two years for 2000 and two years for 1999, and expected volatility of 65% to 71% for 2000 and 73% for 1999 grants.

6. INCOME TAXES:

The Company utilizes the liability method of accounting for income taxes. As of December 31, 2000, the Company had operating loss carryforwards of approximately $1,900,000. These operating loss carryforwards expire beginning in 2009. Because realization of the related tax benefits is uncertain, a valuation allowance has been recorded against the related tax asset.

The provision for income taxes consists of:

                                                        2000          1999
                                                     ----------    ----------
          Current                                    $   54,698    $   64,500
          Deferred                                      (37,500)           --
                                                     ----------    ----------
                                    Total            $   17,198    $   64,500
                                                     ==========    ==========

The following table summarizes the differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                        2000          1999
                                                     ----------    ----------
          Tax at Federal Statutory Rates             $  129,982    $ (379,240)
          State Income Taxes                             20,000        35,000
          Deferred Tax Reserve Changes and Other
             Items                                     (132,784)      408,740
                                                     ----------    ----------
          Tax Provision at Effective Rates           $   17,198    $   64,500
                                                     ==========    ==========

The components of the deferred tax assets as of December 31 are as follows:

                                                        2000          1999
                                                     ----------    ----------
         Net operating loss carryforwards and
             credits, expiring beginning in 2009     $  640,000    $  775,000
         Goodwill and assets previously written off     325,000       300,000
         Other, primarily depreciation                   95,000      (115,000)
         Valuation allowance                         (1,022,500)     (960,000)
                                                     ----------    ----------
         Net deferred tax assets                     $   37,500    $       --
                                                     ==========    ==========

The change in the valuation allowance was an increase of $62,500 in 2000 and $38,000 in 1999.

7. COMMITMENTS AND CONTINGENCIES:

LEASES

A portion of the Company's operations is conducted using leased equipment and facilities. The leases are noncancelable and renewable. One of the leases contains percentage of revenue rents in excess of base rents. Several of the leases contain percentage of profit rents with no base rents. Total rental expense included in the accompanying consolidated statements of operations was approximately $1,544,000 and $2,130,000 for the years ended December 31, 2000 and 1999, respectively.

Future minimum lease payments under noncancelable operating leases entered into prior to December 31, 2000 are as follows:

                 2001                                           $  650,000
                 2002                                              650,000
                 2003                                              614,000
                 2004                                              607,000
                 2005                                              540,000
                 Thereafter                                      1,707,000
                                                                ----------

                 Total                                          $4,768,000
                                                                ==========

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two members of management. Under these employment agreements, each officer will receive compensation equal to 2.5% of the Company's pretax earnings.

401(k) PLAN

The Company implemented the Kids Quest 401(k) Retirement Savings Plan (the 401(k) Plan) effective January 1, 1998. Employees are eligible for participation in the 401(k) Plan after reaching the age of 21 and completing one year of service, as defined. The 401(k) Plan allows for a discretionary employer match. There were no company contributions to the 401(k) Plan for 2000 and 1999.

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

8. RELATED-PARTY TRANSACTIONS:

The Company has had transactions with other companies having certain officers, directors and/or owners in common with the Company as follows for the years ended December 31:

                                                         2000         1999
                                                       --------     --------

         Law firm, providing certain legal services    $417,756     $365,102

The Company conducts a portion of its operations in facilities owned or operated by a shareholder. The Company pays rent to the shareholder based on a percentage of pretax operating income, as defined in the individual agreements, generally ranging from 40% to 60%. The Company paid $128,700 for the year ended December 31, 2000, and $177,500 for the year ended December 31, 1999 under the rental agreement. In addition, the Company received rate and compensatory reimbursements totaling approximately $298,900 and $383,000 for the years ended December 31, 2000 and 1999 from casinos operated by a shareholder.

The Company has entered into an office-sharing agreement with a related party which commenced upon the closing of the initial public offering. The term of the agreement extends until 180 days after notice from either party of election to terminate. Rent is paid based on the Company's pro rata share of office space occupied (based on square footage) applied to allocable rental expenses including taxes, insurance, utilities and maintenance. The Company paid New Horizon's Enterprises, Inc. an aggregate of $201,234 pursuant to the Office Sharing Agreement in 2000 and $179,645 in 1999.

The Company has entered into a lease guarantee agreement with certain officers of the Company. Beginning in 1999, the officers have agreed to personally guarantee lease payments to the owner of a building in Idaho in which the Company conducts operations. In consideration for the personal guarantee, the officers are to receive a personal guaranty fee equal to .5% of the rent payments to the landlord which was $6,450 in 2000 and $6,930 in 1999.

9. SEGMENT DISCLOSURES:

The Company has two segments reportable under the guidelines of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Idaho Traditional Care and New Horizon Kids Quest, Inc.


                                      New Horizon       Idaho
                                      Kids Quest,    Traditional
                                         Inc.            Care       Consolidated
                                      -----------     ----------    -----------
                          2000
   Revenue                            $13,390,222     $3,936,154    $17,326,376
   Depreciation and amortization        1,806,388        133,296      1,939,684
   Interest income                        103,444             --        103,444
   Income (loss)                          577,522       (206,139)       371,383
   Segment assets                       6,211,417      1,040,418      7,251,835
   Capital expenditures                   630,758         81,309        712,067

                          1999
   Revenue                            $13,083,357     $4,015,121    $17,098,478
   Depreciation and amortization        1,824,551        150,260      1,974,811
   Interest income                        118,562             --        118,562
   Income (loss)                           61,905     (1,145,449)    (1,083,544)
   Segment assets                       7,052,058      1,197,544      8,249,602
   Capital expenditures                 1,291,469        261,175      1,552,644

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Set forth below are the names, ages and positions of the directors and executive officers of the Company.

         NAME                   AGE    POSITION
         ----                   ---    --------

         William M. Dunkley     52     Chairman of the Board and Chief Executive
                                        Officer
         Susan K. Dunkley       51     President and Director
         Patrick R. Cruzen      54     Chief Financial Officer and Director
         Lyle Berman            59     Director
         Kenneth Brimmer        45     Director


                 BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

         WILLIAM M. DUNKLEY has been Chief Executive Officer and Chairman of the Board for the Company since its inception in 1992 and is a shareholder of New Horizon Enterprises, Inc., which he co-founded in 1971. Mr. Dunkley is also the Chief Executive Officer and Chairman of the Board of Building Block Child Care, Inc., Kinderberry Hill Child Development centers, and New Horizon Child Care, Inc. Mr. Dunkley is concurrently a Senior Partner in the Minneapolis law firm of Dunkley, Bennett & Christensen, PA. and serves on the Board of Directors of Rasmussen College System, Inc. Mr. Dunkley devotes no less than 50% of his time to the affairs of the Company.

         SUSAN K. DUNKLEY has been the President and a director of the Company since its inception in 1992 and is a shareholder in New Horizon Enterprises, Inc., which she co-founded in 1971. She is also a board member and President of Building Block Child Care, Inc., Kinderberry Hill Child Development centers, and New Horizon Child Care, Inc. Ms. Dunkley serves on the boards of the National Child Care Association, Success at Six, Rule 17 Advisory Committee, Rule 3 Task Force, Early Childhood News, Boys and Girls Club of Minneapolis and the Minnesota Child Care Advocates. Ms. Dunkley is on the Advisory Board of Rasmussen Business College's Child Care Specialist Program. Ms. Dunkley devotes no less than 50% of her time to the affairs of the Company.

         PATRICK R. CRUZEN has served as the Company's Chief Financial Officer since March 1999 and a director of the Company since January 2000. Mr. Cruzen previously served as the President and Chief Operating Officer of Grand Casinos, Inc. Prior to joining Grand Casinos, Inc., Mr. Cruzen served as the Senior Vice President of Finance and Administration at MGM Grand and as President of MGM Grand's marketing division. Prior thereto, Mr. Cruzen served as President of the Flamingo Hilton in Reno, Nevada, as President of The Sands Hotel and Casino in Las Vegas, as Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations for Caesars Palace, and as Controller for the Las Vegas Hilton.

         LYLE BERMAN has been a director of the Company since May 1994. Mr. Berman is the Chairman of the Board of Lakes Gaming, Inc. Mr. Berman served as Chief Executive Officer of Grand Casinos, Inc. from October 1991 to March 1998 and as its Chairman of the Board until December 1998. Mr. Berman is also a director of G-III Apparel Group Ltd., Innovative Gaming Corporation of America and Wilsons -- The Leather Experts, Inc. Mr. Berman was a member of the Board of Directors of Stratosphere Corporation from July 1994 to July 1997, and served as its Chairman from July 1996 to July 1997. From July 1994 through October 1996, Mr. Berman was Stratosphere's Chief Executive Officer. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

         KENNETH W. BRIMMER has been a director of the Company since March 1998. Mr. Brimmer was previously employed by Grand Casinos, Inc. as Special Assistant to the Chairman. Mr. Brimmer is also a director of Oxboro Medical International, Inc.

                          THE BOARD AND ITS COMMITTEES

         The Board of Directors met twice during the fiscal year ended December 31, 2000, and all members of the Board attended these meetings and took action by written consent two times. The Company maintains an Audit Committee to review the results and scope of the audit and other accounting related services, and a Compensation Committee to provide recommendations concerning salaries, stock options and incentive compensation for officers and employees of the Company. Messrs. Berman and Brimmer constitute the Compensation Committee and the Audit Committee. The Compensation Committee took action by written consent once during the last fiscal year. The Audit Committee met once during the fiscal year ended December 31, 2000.

                              DIRECTOR COMPENSATION

         In September 1995, the Company adopted its 1995 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of non-qualified stock options to purchase 5,000 shares of Common Stock to non-employee directors as of the date such individuals become directors of the Company and on each subsequent annual shareholders meeting date, provided that the director has served since the previous annual shareholders meeting. The Company reserved 50,000 shares of Common Stock for issuance under the Directors' Plan. The exercise price per share for each option is equal to the fair market value of a share of Common Stock as of the date of grant. Pursuant to the Directors' Plan, Mr. Berman has received options to purchase an aggregate of 25,000 shares of the Company's Common Stock. Mr. Brimmer has received options to purchase an aggregate of 15,000. Also, on March 26, 2001, the Board of Directors approved the payment of $500 per quarter to each non-employee director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the fiscal years ended December 31, 1998, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                               ANNUAL COMPENSATION             AWARDS
                                               -------------------             ------
NAME AND                                                                SECURITIES UNDERLYING
PRINCIPAL POSITION             YEAR           SALARY ($)     BONUS ($)         OPTIONS
------------------             ----           ----------     ---------         -------
Patrick R. Cruzen (1)         2000            129,566 (1)                       30,000 (2)
   Chief Financial Officer    1999             92,613 (1)        0                  --
                              1998                  0            0                  --

(1) Represents monies paid to Cruzen & Associates. Mr. Cruzen is the Chief Executive Officer of Cruzen & Associates and Mr. Cruzen renders services to the Company through Cruzen & Associates. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2)      Option grants at $.875 per share pursuant to the Company's Stock Option
         Plan.

         The Company's employment agreements with William M. Dunkley, the Company's Chief Executive Officer, and Susan K. Dunkley, the Company's President, provide that Mr. Dunkley and Ms. Dunkley are each entitled to receive 2.5% of the Company's annual pre-tax income. Under these employment agreements, neither Mr. nor Ms. Dunkley received any salary for fiscal 1997, 1998, or 1999. Mr. and Ms. Dunkley each received a base salary of $25,000 in 2000 paid in 2001. The employment agreements, as extended, expire on December 31, 2001 and provide for base salaries for Mr. and Ms. Dunkley each of $27,500 for 2001 in addition to their bonus of the Company's annual pre-tax income.

         The following table sets forth the number of securities underlying options granted in 2000, the percent the grant represents of the total options granted to employees during such fiscal year, the per-share exercise price of the options granted, and the expiration date of the options for the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                         NUMBER OF            PERCENT OF TOTAL
                         SECURITIES           OPTIONS GRANTED TO
                         UNDERLYING OPTIONS   EMPLOYEES IN FISCAL   EXERCISE PRICE (1)
NAME                     GRANTED (#)          YEAR (%)              ($/SHARE)            EXPIRATION DATE
----                     -----------          --------              ---------            ---------------
William M. Dunkley         50,000             11.5%                 $.875                1/20/10
Susan K. Dunkley           50,000             11.5%                 $.875                1/20/10
Patrick R. Cruzen          30,000              8.0%                 $.875                1/20/10

(1) Fair market value on the date of grant, in accordance with the Company's Stock Option Plan.



           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                      NUMBER OF
                                                      SECURITIES
                                                      UNDERLYING          VALUE OF UNEXERCISED
                                                      UNEXERCISED         IN-THE-MONEY
                                                      OPTIONS AT FISCAL   OPTIONS AT FISCAL
                                                      YEAR END            YEAR END ($) (1)
                                                      --------            ----------------
                           SHARES         VALUE
                           ACQUIRED ON    REALIZED    EXERCISABLE/        EXERCISABLE/
NAME                       EXERCISE       ($)         UNEXERCISABLE       UNEXERCISABLE
----                       --------       --------    -------------       -------------
William M. Dunkley         --             --          0/50,000            0/0
Susan K. Dunkley           --             --          0/50,000            0/0
Patrick R. Cruzen          --             --          7,500/22,500        0/0

(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information as of March 26, 2001 (except as noted otherwise) as to the number and percentage of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each director and nominee for director of the Company and (iii) all officers and directors as a group. Any shares which are subject to an option exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                        Number of Shares      Percent of
Name (1)                               Beneficially Owned    Outstanding Shares
------------------                     ------------------    ------------------

William M. Dunkley                            513,750 (2)            14.6

Susan K. Dunkley                              513,750 (3)            14.6

Lakes Gaming, Inc.                            875,000                25.0

Lyle Berman                                    76,000 (4)             2.2

Kenneth W. Brimmer                             15,000 (5)               *

Patrick R. Cruzen                              17,500 (6)               *

All executive officers and directors
as a group (6 persons)                      2,011,000 (7)            57.3%

------------------------

       * Less than 1%

(1) The address of each person is 16355 36th Avenue North, Plymouth, Minnesota 55447, except as follows: for Lakes Gaming, Inc. and Lyle
         Berman: 130 Cheshire Lane, Plymouth, MN 55305; for Kenneth W. Brimmer c/o Active I.Q., 701 Carlson Parkway, Suite 1500, Minnetonka, MN 55305.
(2) Includes 233,750 shares held directly, 80,000 shares which Mr. Dunkley has the right to purchase pursuant to vested stock options, and 200,000 shares held by a family trust (which shares Mr. Dunkley has the power to vote). Mr. Dunkley's total does not include and he disclaims beneficial ownership of 195,750 shares owned by Ms. Dunkley and 198,000 shares held directly by Mr. Dunkley but over which Ms. Dunkley has voting power (and which are included in Ms. Dunkley's beneficial ownership).
(3) Includes 235,750 shares held directly, 80,000 shares which Ms. Dunkley has the right to purchase pursuant to vested stock options, and 198,000 shares owned by Mr. Dunkley over which Ms. Dunkley has voting power. Ms. Dunkley's total does not include, and she disclaims beneficial ownership of, the remaining 193,750 held by Mr. Dunkley and 200,000 shares held by a family trust over which Mr. Dunkley has voting power.
(4) Includes: (i) 41,000 shares held by the Lyle Berman Consultant Profit Sharing Plan, (ii) director stock options to purchase 25,000 shares and
         (iii) 10,000 shares held by Mr. Berman's wife. However, Mr. Berman disclaims beneficial ownership of the shares owned by his wife. Mr. Berman is the Chairman of the Board of Lakes Gaming, Inc., and also may be deemed to beneficially own the Common Stock held by Lakes Gaming, Inc.
(5)      Includes director stock options to purchase 15,000 shares.
(6)      Includes a stock option to purchase 15,000 shares.
(7)      Includes shares held by Lakes Gaming, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company operates one Kids Quest center in a Louisiana casino operated by Lakes Gaming, Inc., and one center in a Louisiana casino previously managed by Lakes Gaming, Inc. which owns 875,000 shares of the Company's Common Stock. The agreement for the Louisiana casino provides for a profit sharing arrangement in which the Company manages and operates a Kids Quest center and pays a percentage of the center's pre-tax gross operating profits and other reimbursements to the property manager or the tribe. The agreement also allows the casino operator to establish a discounted rate below the fair market value for the Company's services to be charged by the Company to the public in order to attract customers to the Company and ultimately to the casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value for the Company's services. With respect to the centers operated by the Company in the Louisiana casino managed by Lakes Gaming, Inc. in 1999 and 2000, the Company paid an aggregate of $170,710 in 1999 and $154,100 in 2000 to Lakes Gaming, Inc. pursuant to the profit sharing arrangements and received $383,189 in 1999 and $233,000 in 2000 from Lakes Gaming, Inc. as reimbursement for rate discounts at the two casinos. The Company received nothing in 1999 or 2000 under the guaranty provisions applicable to that casino. Messrs. Berman and Brimmer, directors of the Company, as well as Pat Cruzen, the Company's Chief Financial Officer, were all previously associated with Grand Casinos. Mr. Berman is the Chairman of the Board of Lakes Gaming, Inc.

         The Company has entered into an office sharing agreement with New Horizon Enterprises, Inc. and related entities that operate child care centers in Minnesota. William M. Dunkley and Susan K. Dunkley own a majority of the stock in New Horizon Enterprises and the related entities. Pursuant to the office sharing agreement between the Company and New Horizon Enterprises, the salaries of various administrative personnel and other overhead expenses (including rent) are allocated between the Company, New Horizon Enterprises and the related entities that own the Minnesota child care centers. Under this agreement, the Company may make payments to New Horizon Enterprises for various marketing, accounting and personnel services provided by the employees of New Horizon Enterprises, including certain family members of William M. Dunkley and Susan K. Dunkley. The Company paid New Horizon Enterprises an aggregate of $179,645 pursuant to the Office Sharing Agreement in 1999 and $201,234 in 2000.

         Patrick R. Cruzen, the Company's Chief Financial Officer and a director, is also the Chief Executive Officer of Cruzen and Associates, a company that offices at New Horizon Enterprises. Cruzen and Associates provides consulting and executive placement services for casinos, and has provided consulting services to the Company regarding strategic development. To date, no fees have been paid by the Company to Cruzen and Associates for these strategic development services, nor did Cruzen and Associates pay any rent for the limited office space it utilizes at the Company. The Company paid Cruzen and Associates $92,613 in 1999 and $129,566 in 2000 for Mr. Cruzen's services as the Company's Chief Financial Officer.

         The Minneapolis law firm of Dunkley, Bennett & Christensen, P.A., of which Mr. William M. Dunkley is a member, provides legal services to the Company. Fees paid to Dunkley, Bennett & Christensen, P.A. totaled $365,102 in 1999 and $417,756 in 2000.

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

         10.3     Employment Agreement with Susan K. Dunkley                 *

         10.4     1994 Long-Term Incentive and Stock Option Plan, as
                  amended                                                    **

         10.5     1995 Directors' Stock Option Plan, as amended              *

         10.6     Form of Underwriter's Warrant issued in the Company's
                  initial Public Offering                                    *

         21       List of Subsidiaries                                       ***

         23 Consents of Boulay, Heutmaker, Zibell & Co. P.L.L.P. and Arthur Andersen LLP


         * Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-97186C)
         ** Incorporated by reference from the Company's Form 10-KSB filed March 1998.
         *** Incorporated by reference from the Company's Form 10-KSB filed March 1996.

(b)      Reports on Form 8-K

         The Company's Current Report on Form 8-K filed on October 13, 2000, relating to the letter received from Nasdaq indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEW HORIZON KIDS QUEST, INC.


Date: March 30, 2001                By /s/ William M. Dunkley
                                       -----------------------------------------
                                       William M. Dunkley
                                       Chairman of the Board and Chief Executive
                                       Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature                                    Title                Date
---------                                    -----                ----


/s/ William M. Dunkley      Chairman of the Board and             March 30, 2001
--------------------------- Chief Executive Officer
William M. Dunkley          (principal executive officer)


/s/ Patrick R. Cruzen       Chief Financial Officer and Director  March 30, 2001
--------------------------- (principal financial and accounting
Patrick R. Cruzen           officer)


/s/ Susan K. Dunkley        President and Director                March 30, 2001
---------------------------
Susan K. Dunkley


/s/ Lyle Berman             Director                              March 30, 2001
---------------------------
Lyle Berman


/s/ Kenneth Brimmer         Director                              March 30, 2001
---------------------------
Kenneth Brimmer

                          NEW HORIZON KIDS QUEST, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT INDEX



Exhibit No.            Description
-----------            -----------

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

         10.3     Employment Agreement with Susan K. Dunkley                 *

         10.4     1994 Long-Term Incentive and Stock Option Plan, as
                  amended                                                    **

         10.5     1995 Directors' Stock Option Plan, as amended              *

         10.6     Form of Underwriter's Warrant issued in the Company's
                  initial Public Offering                                    *

         21       List of Subsidiaries                                       ***

         23 Consents of Boulay, Heutmaker, Zibell & Co. P.L.L.P. and Arthur Andersen LLP


         * Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-97186C)
         ** Incorporated by reference from the Company's Form 10-KSB filed March 1998.
         *** Incorporated by reference from the Company's Form 10-KSB filed March 1996.