Form 10QSB
period 2001-03-31
NEW HORIZON KIDS QUEST INC
filed 2001-05-15
CIK 1001579

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB


(Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----              SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----              SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

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

                           YES (X)            NO (  )

As of May 10, 2001, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                      INDEX

                                                                     Page
                                                                     ----
PART I.           FINANCIAL INFORMATION                                 3


ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets --
                  March 31, 2001 and December 31, 2000                  3

         b)       Condensed Consolidated Statements of
                  Operations -- Three months ended March 31, 2001
                  and 2000                                              5

         c)       Condensed Consolidated Statements of
                  Cash Flows -- Three months ended
                  March 31, 2001 and 2000                               6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                            7


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                         9


PART II.          OTHER INFORMATION                                    11

Item 1.           Legal Proceedings
Item 2.           Changes in Securities and Use of Proceeds
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                             12

EXHIBIT INDEX

                        PART I. -- FINANCIAL INFORMATION


ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             March 31,           December 31,
                                                               2001                  2000
                                                           ------------          ------------
                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .......................       $    940,447          $    260,445
   Accounts receivable .............................            706,259             1,066,758
   Current portion of notes receivable .............            163,414               162,836
   Prepaid expenses and other current assets .......            223,374               211,202
                                                           ------------          ------------
     Total current assets ..........................          2,033,494             1,701,241
                                                           ------------          ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds....          9,576,242            10,675,934
   Less--Accumulated depreciation and amortization..         (5,709,102)           (6,497,054)
                                                           ------------          ------------
     Total property and equipment ..................          3,867,140             4,178,880

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $223,075 and $212,037, respectively) ......            439,210               450,248
   Notes receivable, net of current portion ........            786,831               820,519
   Other ...........................................             91,496               100,947
                                                           ------------          ------------
                                                           $  7,218,171          $  7,251,835
                                                           ============          ============



   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   March 31,          December 31,
                                                                     2001                2000
                                                                 -----------          -----------
                                                                 (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt ..................       $   734,913          $   849,265
   Accounts payable ......................................           502,325              484,446
   Accrued expenses ......................................         1,049,717              899,010
                                                                 -----------          -----------
     Total current liabilities ...........................         2,286,955            2,232,721

LONG-TERM DEBT, less current maturities ..................           570,238              749,096
                                                                 -----------          -----------
     Total liabilities ...................................         2,857,193            2,981,817
                                                                 -----------          -----------

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding ........                --                   --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding .........................................                --                   --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding..            32,933               32,933
   Additional paid-in capital ............................         7,196,197            7,196,197
   Accumulated deficit ...................................        (2,868,152)          (2,959,112)
                                                                 -----------          -----------
     Total shareholders' equity ..........................         4,360,978            4,270,018
                                                                 -----------          -----------
                                                                 $ 7,218,171          $ 7,251,835
                                                                 ===========          ===========




   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended March 31
                                               --------------------------------
                                                   2001                 2000
                                               -----------          -----------
REVENUE ................................       $ 4,263,684          $ 4,202,813

COSTS AND EXPENSES:
   Direct Expenses .....................         3,243,514            3,252,328
   Depreciation and Amortization .......           455,311              503,512
   Pre-Opening Expenses ................                --                6,331
                                               -----------          -----------
     Total Costs and Expenses ..........         3,698,825            3,762,171
                                               -----------          -----------

CENTER OPERATING INCOME ................           564,859              440,642

   Selling, General and Administrative..           417,285              342,101
   Amortization ........................            17,400               22,961
                                               -----------          -----------

OPERATING INCOME .......................           130,174               75,580

   Interest Expense ....................           (35,159)             (69,475)
   Interest Income .....................            24,354               26,507
   Minority Interest ...................           (11,911)             (13,379)
                                               -----------          -----------

NET INCOME Before Income Taxes..........           107,458               19,233

   Provision for Income Taxes ..........            16,500                5,400
                                               -----------          -----------

NET INCOME .............................       $    90,958          $    13,833
                                               ===========          ===========

NET INCOME PER SHARE:
   Basic and diluted ...................       $       .03          $       .00
                                               ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ...............................         3,293,300            3,293,300
                                               ===========          ===========

   Diluted .............................         3,293,300            3,401,000
                                               ===========          ===========


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31
                                                                           --------------------------------
                                                                              2001                 2000
                                                                           -----------          -----------
OPERATING ACTIVITIES:
   Net income ....................................................         $    90,958          $    13,833
   Adjustments to reconcile net income to net cash provided
     by operating activities--
       Depreciation and amortization .............................             472,711              526,473
       Change in operating assets and liabilities:
         Accounts receivable .....................................             360,501               56,144
         Prepaid expenses and other ..............................             (12,172)                (585)
         Accounts payable ........................................              17,880             (441,024)
         Other assets ............................................               9,223               30,531
         Accrued expenses ........................................             150,707              122,574
                                                                           -----------          -----------
           Net cash provided by operating activities .............           1,089,808              307,946
                                                                           -----------          -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment ...........................            (149,705)              (4,790)
   Payments received on notes receivable .........................              33,110               30,029
                                                                           -----------          -----------
     Net cash used in investing activities .......................            (116,595)              25,239
                                                                           -----------          -----------
FINANCING ACTIVITIES:
   Payments on line of credit, net ...............................            (100,000)                  --
   Payments on long-term obligations .............................            (193,211)            (374,698)
   Additional borrowings of long-term debt .......................                  --                   --
                                                                           -----------          -----------
     Net cash used in financing activities .......................            (293,211)            (374,698)
                                                                           -----------          -----------
     Net increase (decrease) in cash and cash equivalents ........             680,002              (41,513)

CASH AND CASH EQUIVALENTS,
   beginning of period ...........................................             260,445              155,987
                                                                           -----------          -----------
CASH AND CASH EQUIVALENTS,
   end of period .................................................         $   940,447          $   114,474
                                                                           ===========          ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest ....................................................         $    36,117          $    74,915
                                                                           ===========          ===========
     Taxes .......................................................         $    23,936          $     5,398
                                                                           ===========          ===========


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and 2000, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 2000 and 1999, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1.   Basis of Presentation:

     Principles of Consolidation -- The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

2.   Earnings Per Share:

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed similarly to the computation of basic earnings per share except that the denominator is increased by the assumed exercise of dilutive options and warrants using the treasury stock method. Options and warrants totaling 786,025 were excluded from the computation of diluted earnings per share in 2001 because their effect is antidilutive. A reconciliation of these amounts is as follows:

                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                      2001               2000
                                                    ---------         ---------
Weighted average common shares outstanding:
     Basic ................................         3,293,300         3,293,300
     Dilutive effect of option plan .......                --           107,700
                                                    ---------         ---------
     Diluted ..............................         3,293,300         3,401,000
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

5.   Segment Disclosures:

     The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                               NEW HORIZON            IDAHO
                                               KIDS QUEST,          TRADITIONAL
FOR THE THREE MONTH PERIOD ENDED MARCH 31,         INC.                CARE              CONSOLIDATED
                                               -----------          -----------          ------------
2001
Revenue ...........................            $ 3,279,021          $   984,663          $ 4,263,684
Depreciation and amortization .....                429,060               43,651              472,711
Interest income ...................                 24,354                   --               24,354
Income from continuing operations..                135,084              (44,126)              90,958
Capital expenditures ..............                126,194               23,511              149,705

2000
Revenue ...........................            $ 3,162,210          $ 1,040,603          $ 4,202,813
Depreciation and amortization .....                478,985               47,488              526,473
Interest income ...................                 26,507                   --               26,507
Income from continuing operations..                  5,533                8,300               13,833
Capital expenditures ..............                 (5,165)               9,955                4,790


6.   Subsequent Event:

     On March 26 2001, the Board, with Mr. Berman abstaining, approved the redemption of 875,000 shares of the Company's common stock currently owned by Lakes Gaming, Inc., subject to the approval by Lakes Gaming, Inc.'s board of directors. The terms of the redemption are as follows: (1) the parties will enter into an agreement which will give the Company six (6) months to obtain financing to redeem the stock at $1.25 per share; (2) during the sixth month period, the Company will pay Lakes Gaming interest at a rate of 10% per annum on the unpaid principal balance; and (3) in the event the Company is unable to obtain financing to redeem the stock within such sixth month period, Mr. Dunkley, the Company's Chairman and Chief Executive Officer, has agreed to personally guarantee the obligations of the Company. In the event Mr. Dunkley's obligations are triggered under the personal guarantee, the Company will be obligated to reimburse Mr. Dunkley for any payments paid to Lakes Gaming, Inc., on terms which have not yet been determined. Lakes Gaming, Inc.'s Board of Directors subsequently approved the terms of the redemption. The shares redeemed will be canceled and returned to the Company's authorized capital stock. The parties have not executed the definitive redemption agreement and there can be no assurance that the agreement will be executed.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company currently provides hourly child care at twenty locations in ten states, including three with supervised non-violent video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Idaho; one location in Joliet, Illinois; one at its Mall of America location in Bloomington, Minnesota; one at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada; one in Morton, Minnesota, at Jackpot Junction Casino Hotel in conjunction with its hourly care facility; and one in Marksville, Louisiana, at Grand Casino Avoyelles also in conjunction with an hourly care facility. The Company will open a Kids Quest hourly care center for the Seven Clans Casino, Hotel, and Indoor Water Park in Thief River Falls on May 25, 2001, and has signed an agreement with the Palms Casino Resort in Las Vegas, Nevada, to provide an hourly child care center at their new facility which is expected to open in the fourth quarter of 2001.

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

Results of Operations

     Revenues for the three-month period ended March 31, 2001, increased $60,871, or 1%, to $4,263,684 from $4,202,813 for the same period in 2000. The addition of two new Kids Quest hourly care centers and an employee child care facility since the second quarter of 2000 contributed $235,680 of additional revenues. A Kids Quest center that was closed in 2000 resulted in a decrease in revenue of $69,711 between 2001 and 2000.

     The Company's Kids Quest locations that were open for the entire three-month period ended March 31, 2001 and 2000, experienced a decline in revenue of $49,155. This decline is principally related to the temporary relocation of the Company's Mohegan Sun center. In November of 1999, the Company's hourly child care center and video entertainment center at Mohegan Sun were relocated to a significantly smaller space resulting in a decrease in revenue of $44,764 between 2001 and 2000. The move was necessary to allow for the construction of Mohegan's $800 million hotel addition and casino expansion, which is scheduled to open in August 2001 and will include a new 15,075 square foot Kids Quest and non-violent video entertainment center. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse the Company for all lost profits during the relocation period. The calculation of lost profits is based on prior year results adjusted for CPI increases.

     The Company's ten New Horizon Child Care centers in Idaho which were open for the entire three month periods ended March 31, 2001 and 2000, experienced a decline in revenue of $50,459, or 5%. Management attributes this decline primarily to enrollment declines at several of its centers due to increased competition. The Idaho center that was closed in the first quarter of 2000 resulted in a revenue decrease of $5,484 between 2001 and 2000.

     Costs and expenses decreased $63,346, or 2%, to $3,698,825 from $3,762,171 in 2000. Kids Quest locations opened during 2000 added costs and expenses of $180,364. These increases were offset by a decrease in costs and expenses for existing Kids Quest locations of $179,734 and reductions of $64,015 relating to the Kids Quest location closed during 2000. The decrease in costs and expenses for existing Kids Quest centers was primarily the result of the Mohegan Sun relocation in November of 1999 that resulted in a decrease of $55,334 in costs and expenses during 2001 as compared to the same period in 2000. The decreases were also the result of improved operating efficiencies at several existing Kids Quest centers. Costs and expenses for the Idaho New Horizon Child Care centers were flat versus the same period in 2000.

     Selling, general, and administrative expenses increased $75,182, or 22%, to $417,285 in 2001 from $342,103 for the same period in 2000. The increase is due primarily to additional staffing in the areas of marketing, development, administration, and training. Management expects selling, general and administrative expenses to increase with the addition of new locations. However, such expenses are anticipated to decrease as a percentage of revenues with the continued growth of the Company's revenues.

     Pursuant to some of the terms of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest services to be charged by Kids Quest to the general public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amounts charged and the fair market value. In the first quarter of 2001, the Company received $257,043 of reimbursements for rate discounts versus $280,244 for the same period in 2000, a decrease of $23,201, or 8%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment and four Indian casinos currently or previously managed by Grand Casinos, Inc. The Company is currently renegotiating the contract terms with Park Place Entertainment. There can be no assurance that such discounts and reimbursements will not be modified or discontinued altogether or that future agreements with other casinos will provide for reimbursements for discounted hourly rates to the public. In the event that casino operators choose not to provide for a discounted hourly rate, the Company may charge higher hourly rates. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue.

     Interest expense for the three-month period ended March 31, 2001 decreased $34,316, or 49%, to $35,159 in 2001 from $69,475 in 2000. The decrease in interest expense is due to the expiration of five equipment leases.

     The Company had a net profit of $90,958 for the three-month period ended March 31, 2001, compared to net profit of $13,833 in 2000. The new Kids Quest centers opened in 2000 accounted for an increase in center operating income of $55,316. Center operating income for the Kids Quest centers open during both periods increased $130,577 as compared to the same period in 2000. Center operating income for the Kids Quest center closed during 2000 resulted in an increase of operating losses of $5,696. Center operating income for the Company's Idaho operations for the three months ended March 31, 2001, was $29,841 as compared to center operating income of $85,821 for the same period in 2000, a decrease of $55,980. Center operating income was negatively impacted by a loss of enrollment at several centers due to increased competition.

Liquidity and Capital Resources

     During the three-month period ended March 31, 2001, the Company generated $1,089,808 from operations, invested $149,705 in property and equipment related to new locations and equipment upgrades and received payments on notes receivable of $33,110. The Company made payments on long-term debt of $193,211 and also made payments on its credit line of $100,000. The Company ended the quarter with a cash balance of $940,447.

     During the same period in 2000, the Company generated $307,946 from operations, invested $4,790 in property and equipment, and received payments on notes receivable of $30,029. The Company made payments of $374,698 on long-term obligations. The Company ended the quarter with a cash balance of $114,474.

     The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2001 as it adds Kids Quest or New Horizon Child Care locations or if the Company were to pursue additional acquisitions during the year. Also, on March 26 2001, the Board, with Mr. Berman abstaining, approved the redemption of 875,000 shares of its stock at $1.25 per share (see Note 6 to the Financial Statements) which will require the Company to obtain financing. The Company must redeem the stock within six months of the execution of the definitive stock redemption agreement. To date, the agreement has not been executed. However, should the agreement be executed the Company will have to seek financing which may cause a delay in funding additional expansion. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $250,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. To date, Station Casino has not requested any leasehold improvement loans from Kids Quest. However, if Station Casinos should make a request, the

Company believes that it will be able to arrange such additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations.

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

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not applicable.

Item 2.  Changes in Securities.

     a.  Not applicable.
     b.  Not applicable.
     c.  Not applicable.
     d.  Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     Not applicable.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

         Not applicable.

     b.  Current Reports on Form 8-K.

         The Company filed the following Current Report on Form 8-K with the Commission during the quarter for which this report is filed:

         1. The Company's Current Report on Form 8-K filed on January 23, 2001 relating to the delisting of the Company's common stock from the Nasdaq Small Cap Market to the over the counter bulletin board.

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



Date:  May 14, 2001