Form 10-Q
period 2001-06-30
NEW HORIZON KIDS QUEST INC
filed 2001-08-14
CIK 1001579

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to       .

                           Commission File No. 0-27780

                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                            41-1719363
-------------------------------                        -------------------------
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

            YES (X)                                     NO (  )

As of August 14, 2001, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX
                                      -----

                                                                                         Page
                                                                                         ----
PART I.          FINANCIAL INFORMATION                                                     3

ITEM 1.          Condensed Consolidated Financial Statements

         a)      Condensed Consolidated Balance Sheets --
                 June 30, 2001 and December 31, 2000                                       3

         b)      Condensed Consolidated Statements of
                 Operations -- Three and six months ended June 30,
                 2001 and 2000                                                             5

         c)      Condensed Consolidated Statements of
                 Cash Flows -- Six months ended
                 June 30, 2001 and 2000                                                    6

         d)      Notes to Condensed Consolidated Financial
                 Statements                                                                7

ITEM 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             9

PART II.         OTHER INFORMATION                                                        12

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                         12

Signatures                                                                                13

EXHIBIT INDEX                                                                             14

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         June 30,       December 31,
                                                                           2001             2000
                                                                       -----------      ------------
                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents......................................     $   911,640      $    260,445
   Accounts receivable............................................         902,563         1,066,758
   Current portion of notes receivable............................         161,035           162,836
   Prepaid expenses and other current assets......................          99,284           211,202
                                                                       -----------      ------------
     Total current assets.........................................       2,074,522         1,701,241
                                                                       -----------      ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds..................       9,848,242        10,675,934
   Less -- Accumulated depreciation and amortization..............      (6,211,641)       (6,497,054)
                                                                       -----------      ------------
     Total property and equipment.................................       3,636,601         4,178,880

OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $234,113 and $212,037, respectively).....................         428,172           450,248
   Notes receivable, net of current portion.......................         755,304           820,519
   Other..........................................................          82,851           100,947
                                                                       -----------      ------------
                                                                       $ 6,977,550      $  7,251,835
                                                                       ===========      ============

   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          June 30,       December 31,
                                                                            2001             2000
                                                                        -----------      -----------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt............................     $ 1,725,977      $   849,265
   Accounts payable................................................         517,518          484,446
   Accrued expenses................................................         863,419          899,010
                                                                        -----------      -----------
     Total current liabilities.....................................       3,106,914        2,232,721

LONG-TERM DEBT, less current maturities............................         498,477          749,096
                                                                        -----------      -----------
     Total liabilities.............................................       3,605,391        2,981,817
                                                                        -----------      -----------

SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding..................              --               --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding ..................................................              --               --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding...........          32,933           32,933
   Additional paid-in capital......................................       7,196,197        7,196,197
   Treasury stock redeemable.......................................      (1,093,750)              --
   Accumulated deficit.............................................      (2,763,221)      (2,959,112)
                                                                        -----------      -----------
     Total shareholders' equity....................................       3,372,159        4,270,018
                                                                        -----------      -----------
                                                                        $ 6,977,550      $ 7,251,835
                                                                        ===========      ===========

   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30                          June 30
                                              -----------------------------     -----------------------------
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
REVENUE ...................................   $  4,422,356     $  4,381,515     $  8,686,040     $  8,584,328

COSTS AND EXPENSES:
   Direct Expenses ........................      3,447,976        3,418,945        6,691,490        6,671,273
   Depreciation and Amortization ..........        495,942          464,166          951,253          967,678
   Pre-Opening Expenses ...................             --            8,822               --           15,153
                                              ------------     ------------     ------------     ------------
     Total Costs and Expenses .............      3,943,918        3,891,933        7,642,743        7,654,104
                                              ------------     ------------     ------------     ------------

CENTER OPERATING INCOME ...................        478,438          489,582        1,043,297          930,224

   Selling, General and Administrative ....        326,488          328,879          743,773          670,980
   Depreciation and Amortization ..........         17,863           18,116           35,263           41,077
                                              ------------     ------------     ------------     ------------

OPERATING INCOME ..........................        134,087          142,587          264,261          218,167

   Interest Expense .......................        (29,106)         (52,244)         (64,265)        (121,719)
   Interest Income ........................         28,668           26,124           53,022           52,631
   Minority Interest ......................         (9,263)          (8,162)         (21,174)         (21,541)
                                              ------------     ------------     ------------     ------------

NET INCOME BEFORE INCOME TAXES ............        124,386          108,305          231,844          127,538

PROVISION FOR INCOME TAXES ................         19,453           12,750           35,953           18,150
                                              ------------     ------------     ------------     ------------
NET INCOME ................................   $    104,933     $     95,555     $    195,891     $    109,388
                                              ============     ============     ============     ============

NET INCOME PER SHARE:
   Basic and Diluted ......................   $        .03     $        .03     $        .06     $        .03
                                              ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ..................................      3,293,300        3,293,300        3,293,300        3,293,300
                                              ============     ============     ============     ============
   Diluted ................................      3,293,300        3,335,000        3,293,300        3,371,000
                                              ============     ============     ============     ============

     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30
                                                                -----------------------------
                                                                    2001             2000
                                                                ------------     ------------
OPERATING ACTIVITIES:
   Net income ................................................  $    195,891     $    109,388
   Adjustments to reconcile net income to net cash provided
     by operating activities--
       Depreciation and amortization .........................       986,515        1,008,755
       Change in operating assets and liabilities:
         Accounts receivable .................................       164,195          (75,851)
         Prepaid expenses and other ..........................       111,918         (131,990)
         Accounts payable ....................................        33,072         (249,321)
         Other assets ........................................        17,541           37,694
         Accrued expenses ....................................       (35,591)         258,316
                                                                ------------     ------------
           Net cash provided by operating activities .........     1,473,541          956,991
                                                                ------------     ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net ..................      (421,705)        (170,714)
   Payments received on notes receivable .....................        67,016           60,945
                                                                ------------     ------------
     Net cash used in investing activities ...................      (354,689)        (109,769)
                                                                ------------     ------------

FINANCING ACTIVITIES:
   Payments on line of credit, net ...........................      (100,000)        (250,000)
   Payments on long-term obligations .........................      (367,657)        (671,775)
   Additional borrowings of long-term debt ...................            --               --
                                                                ------------     ------------
     Net cash used in financing activities ...................      (467,657)        (921,775)
                                                                ------------     ------------

     Net increase (decrease) in cash and cash equivalents ....       651,195          (74,553)

CASH AND CASH EQUIVALENTS,
   beginning of period .......................................       260,445          155,987
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS,
   end of period .............................................  $    911,640     $     81,434
                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest ................................................  $     60,255     $     92,849
                                                                ============     ============

     Taxes ...................................................  $     73,315     $      6,148
                                                                ============     ============


NONCASH FINANCING ACTIVITIES:

         In May of 2001 the Company incurred $1,093,750 of debt as part of a repurchase of 875,000 shares of stock.


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three months and six months ended June 30, 2001, and 2000, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 2000, and 1999, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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

                                                              Three Months Ended            Six Months Ended
                                                                   June 30                       June 30
                                                           ------------------------      ------------------------
                                                             2001           2000           2001           2000
                                                           ---------      ---------      ---------      ---------
Weighted average common shares outstanding:

     Basic............................................     3,293,300      3,293,300      3,293,300      3,293,300
     Dilutive effect of option plan...................            --         41,700             --         77,700
                                                           ---------      ---------      ---------      ---------
     Diluted..........................................     3,293,300      3,335,000      3,293,300      3,371,000
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

5.   Segment Disclosures:

     The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                                             NEW HORIZON         IDAHO
                                                             KIDS QUEST,      TRADITIONAL
    FOR THE THREE-MONTH PERIOD ENDED JUNE 30,                    INC.            CARE         CONSOLIDATED
                                                             -----------      -----------     ------------
    2001

    Revenue.............................................     $ 3,410,560      $ 1,011,796     $  4,422,356
    Depreciation and amortization.......................         465,684           48,120          513,804
    Interest income.....................................          28,668               --           28,668
    Income (loss) from continuing operations............         139,140          (34,207)         104,933
    Capital expenditures................................         267,721            4,279          272,000

    2000

    Revenue.............................................     $ 3,363,107      $ 1,018,408     $  4,381,515
    Depreciation and amortization.......................         438,081           44,201          482,282
    Interest income.....................................          26,124               --           26,124
    Income (loss) from continuing operations............         125,110          (29,555)          95,555
    Capital expenditures................................         167,952           (2,028)         165,924

                                                             NEW HORIZON         IDAHO
                                                             KIDS QUEST,      TRADITIONAL
    FOR THE SIX-MONTH PERIOD ENDED JUNE 30,                      INC.            CARE         CONSOLIDATED
                                                             -----------      -----------     ------------
    2001

    Revenue.............................................     $ 6,689,581      $ 1,996,459     $  8,686,040
    Depreciation and amortization.......................         894,744           91,771          986,515
    Interest income.....................................          53,022               --           53,022
    Income (loss) from continuing operations............         274,224          (78,333)         195,891
    Capital expenditures................................         393,915           27,790          421,705

    2000

    Revenue.............................................     $ 6,525,317      $ 2,059,011     $  8,584,328
    Depreciation and amortization.......................         917,066           91,689        1,008,755
    Interest income.....................................          52,631               --           52,631
    Income (loss) from continuing operations............         130,643          (21,255)         109,388
    Capital expenditures................................         162,787            7,927          170,714

6.   Long-Term Debt:

     In May of 2001 the Company entered into an agreement with Lakes Gaming, Inc. to redeem 875,000 shares of the Company's common stock. The terms of the redemption are as follows: (1) the agreement gives the Company six (6) months to obtain financing to redeem the stock at $1.25 per share; (2) during the sixth month period, the Company will pay Lakes Gaming interest at a rate of 10% per annum on the unpaid principal balance; and (3) in the event the Company is unable to obtain financing to redeem the stock within such six-month period, Mr. Dunkley, the Company's Chairman and Chief Executive Officer, has agreed to personally guarantee the obligations of the Company. In the event Mr. Dunkley's obligations are triggered under the personal guarantee, the Company will be obligated to reimburse Mr. Dunkley for any payments paid to Lakes Gaming, Inc., on terms which have not yet been determined.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company currently provides hourly child care at twenty-one locations in ten states, including three with supervised non-violent video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Idaho; one location in Joliet, Illinois; one at its Mall of America location in Bloomington, Minnesota; one at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada; one in Morton, Minnesota at Jackpot Junction Casino Hotel in conjunction with its hourly care facility; and one in Marksville, Louisiana, at Paragon Casino Resort also in conjunction with an hourly care facility. The Company opened a Kids Quest hourly care center for the Seven Clans Casino, Hotel, and Indoor Water Park in Thief River Falls, Minnesota, on May 25, 2001, and has signed an agreement with the Palms Casino Resort in Las Vegas, Nevada, to provide an hourly child care center at their new facility which is expected to open in the fourth quarter of 2001. Also during the fourth quarter of 2001, the Company plans to open an expanded hourly care and non-violent video entertainment center at Mohegan Sun Hotel Casino in Uncasville, Connecticut.

     The terms of the Company's contracts vary by host property and by location. Any description of a particular contract is site specific and should not imply that such terms are present in all or most of the Company's contracts.

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

Results of Operations

     Revenues for the three-month period ended June 30, 2001, increased $40,841, or 1%, to $4,422,356 from $4,381,515 for the same period in 2000. The addition of three new Kids Quest hourly care centers since the third quarter of 2000 contributed $169,702 of additional revenues. A Kids Quest center that was closed in 2000 resulted in a decrease in revenue of $72,343 between 2001 and 2000.

     The Company's Kids Quest locations that were open for the entire three-month period ended June 30, 2001, and 2000 experienced a decline in revenue of $49,906. A portion of the decline is related to the temporary relocation of the Company's Mohegan Sun center. In November of 1999 the Company's hourly child care center and video entertainment center were relocated to a significantly smaller space resulting in a decrease of revenue of $23,167 between 2001 and 2000. The move was necessary to allow for the construction of Mohegan Sun's $800 million hotel addition and casino expansion, which is scheduled to open in September 2001 and will include a new 15,075 square-foot Kids Quest and non-violent video entertainment center. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse the Company for all lost profits during the relocation period. The calculation of lost profits is based on prior results adjusted for CPI increases. In addition to the decline at Mohegan Sun, the Company's hourly care center in Kansas City experienced a decline in revenue for the quarter of $49,014, or 21%. Management attributes this decline to the recent change in ownership of the casino property.

     The Company's ten New Horizon Child Care centers in Idaho which were open for the entire three-month periods ended June 30, 2001, and 2000 experienced a decline in revenue of $6,612, or less than 1%.

     Revenues for the six-month period ended June 30, 2001, increased $101,712, or 1%, to $8,686,040 from $8,584,328 for the same period in 2000. The addition of three new Kids Quest hourly care centers and one New Horizon Child Care center since the beginning of 2000 contributed $426,096 of additional revenues. A Kids Quest center that was closed in 2000 resulted in a decrease of revenue of $142,053 between 2001 and 2000.

     The Company's Kids Quest locations that were open for the entire six-month periods ended June 30, 2001, and 2000 experienced a decline in revenues of $119,778. The revenue decrease is due primarily to the relocation of the Company's Mohegan Sun hourly care and video entertainment center which experienced a decline in revenue of $67,930 between 2001 and 2000, and a decline in revenues at the Company's hourly care center in Kansas City of $102,464 for the six months ended June 30, 2001, as compared to the same period in 2000.

     The Company's New Horizon Child Care centers in Idaho experienced a decline in revenue of $62,553, or 3%, for the six-month period ended June 30, 2001. Management attributes this decline primarily to enrollment declines in several of its centers due to increased competition.

     Costs and expenses for the three months ended June 30, 2001, increased $51,985, or 1%, to $3,943,918 from $3,891,933 in 2000. Kids Quest locations opened during 2000 added costs and expenses of $136,571. These increases were offset by a decrease in costs and expenses for existing Kids Quest locations of $11,698 and reductions of $78,756 relating to the Kids Quest location closed during 2000. Costs and expenses for the Idaho New Horizon Child Care centers increased $5,868 in 2001 versus the same period in 2000.

     Costs and expenses for the six months ended June 30, 2001, decreased $11,361, or less than 1%, to $7,642,743 from $7,654,104 for the same period in 2000. Kids Quest locations opened during 2000 added costs and expenses of $334,561. These increases were offset by a decrease in costs and expenses for existing Kids Quest locations of $209,058 and reductions of $142,769 relating to the Kids Quest location closed during 2000. The decrease in costs and expenses for existing Kids Quest centers was partially the result of the Mohegan Sun relocation that resulted in a decrease of $77,032 in costs and expenses during 2001 as compared to the same period in 2000. The decreases were also the result of improved operating efficiencies at several existing Kids Quest centers. Costs and expenses for the Idaho New Horizon Child Care centers increased $5,905 in 2001 versus the same period in 2000.

     Selling, general, and administrative expenses for the three-month period decreased $2,391, to $326,488 in 2001 from $328,879 for the same period in 2000. For the six months ended June 30, 2001, selling, general, and administrative expenses increased $72,789, or 11%, to $743,773 in 2001 from $670,980 for the same period in 2000. The increase is due primarily to additional staffing in the areas of marketing, development, administration, and training. Management expects selling, general, and administrative expenses to increase with the addition of new locations. However, such expenses are anticipated to decrease as a percentage of revenues as the growth of the Company's revenues increase.

     Pursuant to the terms of some of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $214,549 of reimbursements for rate discounts for the three-month period ended June 30, 2001, versus $273,769 for the same period in 2000, a decrease of $59,220, or 22%. For the six-month period ended June 30, 2001, the Company received $471,592 versus $554,013 for the same period in 2000, a decrease of $82,421, or 15%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.). In June 2001 the Company signed new agreements with Park Place Entertainment for the Kids Quest centers in Biloxi, Gulfport, and Tunica. These agreements provide for, among other things, the discontinuation of subsidized rates to the public. As a result, effective June 1, 2001, the rates to the public at these centers were increased 20-40%. While this may cause patronage to decline and ultimately result in lower revenues, the Company currently has locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue. There can be no assurance that the remaining reimbursement agreements will not be modified or discontinued altogether or that future agreements with other casinos will provide for a discounted hourly rate to the public.

     Interest expense for the three-month period ended June 30, 2001, decreased $23,138, or 44%, to $29,106 from $52,244 for the same period in 2000. Interest expense for the six months ended June 30, 2001, decreased $57,454, or 47% to $64,265 from $121,719 for the same period in 2000. The decrease in interest expense is due primarily to the expiration of equipment leases.

     The Company had a net profit of $104,933 for the three-month period ended June 30, 2001, compared to net profit of $95,555 in 2000. The new Kids Quest centers opened since the third quarter of 2000 accounted for an increase in center operating income of $33,131. Center operating income for the Kids Quest centers open during both periods decreased $38,208 as compared to the same period in 2000. Center operating income for the Kids Quest center closed during 2000 resulted in an increase in operating income of $6,413. Center operating income for the Company's Idaho operations for the three months ended June 30, 2001, was $38,429 as compared to center operating income of $50,909 for the same period in 2000, a decrease of $12,480.

     For the six months ended June 30, 2001, the Company had a net profit of $195,891 compared to a net profit of $109,388 for the same period in 2000. The new Kids Quest centers opened in 2000 accounted for an increase in center operating income of $91,535. Center operating income for the centers open during both periods increased $89,280 as compared to the same period in 2000. Center operating income for the Company's Idaho operations for the six months ended June 30, 2001, was $68,270 as compared to center operating income of $136,729 for the same period in 2000, a decrease of $68,459. Center operating income was negatively impacted by a loss of enrollment at several centers due to increased competition.

Liquidity and Capital Resources

     During the six-month period ended June 30, 2001, the Company generated $1,473,541 from operations, invested $421,705 in property and equipment, and received payments on notes receivable of $67,016. Additionally, the Company made payments on its line of credit of $100,000 and payments on long-term obligations of $367,657. The Company ended the period with a cash balance of $911,640. During the same period in 2000, the Company generated $956,991 from operations, invested $170,714 in property and equipment, and received payments on notes receivable of $60,945. Additionally, the Company made payments on its line of credit of $250,000 and payments on long-term obligations of $671,775. The Company ended the period with a cash balance of $81,434.

     The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2001 if it adds additional Kids Quest or New Horizon Child Care locations or pursues acquisitions during the year. In May 2001 the Company executed a stock redemption agreement with Lake Gaming, Inc. to purchase 875,000 shares of the Company's stock currently held by Lakes Gaming, Inc. The terms of the redemption are as follows: (1) from the date of the agreement, the Company has six months to obtain financing to redeem the stock at $1.25 per share; (2) during the six-month period, the Company will pay Lakes Gaming interest at a rate of 10% per annum on the unpaid principal balance; and (3) in the event the Company is unable to obtain financing to redeem the stock within such six-month period, Mr. Dunkley, the Company's Chairman and Chief Executive Officer, has agreed to personally guarantee the obligations of the Company. In the event Mr. Dunkley's obligations are triggered under the personal guarantee, the Company will be obligated to reimburse Mr. Dunkley for any payments paid to Lakes Gaming, Inc., on terms which have not yet been determined. The shares redeemed will be canceled and returned to the Company's authorized capital stock. The Company believes it will be able to obtain additional financing for the stock redemption. Failure to obtain such financing may cause a delay in funding additional expansion. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $250,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. To date, Station Casinos has not requested any leasehold improvement loans from Kids Quest. However, if Station Casinos should make a request, the Company believes that it will be able to arrange additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations.

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

                          PART II. - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits List

              Exhibit 99.1 The Stock Redemption Agreement between the Company and Lakes Gaming, Inc.

         (b)  Reports on Form 8-K

              The Company filed the following current report on Form 8-K with the Commission during the quarter for which this report is filed:

              The Company's Current Report on Form 8-K filed on June 13, 2001, relating to the announcement that the Company entered into a Stock Redemption Agreement with Lakes Gaming, Inc.

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

                                       NEW HORIZON KIDS QUEST, INC.



                                       By:    /s/ William M. Dunkley
                                          -------------------------------------
                                              William M. Dunkley
                                              Chief Executive Officer

                                       By:    /s/ Patrick R. Cruzen
                                          -------------------------------------
                                              Patrick R. Cruzen
                                              Chief Financial Officer


Date:  August 14, 2001

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

99.1            The Stock Redemption Agreement between the Company and Lakes
                Gaming, Inc.