Form 10QSB
period 2001-09-30
NEW HORIZON KIDS QUEST INC
filed 2001-11-14
CIK 1001579

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from    to    .
                                                      ---   ---
                           Commission File No. 0-27780

                          NEW HORIZON KIDS QUEST, INC.
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                     41-1719363
-------------------------------                --------------------------
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

            YES (X)                                     NO (  )

As of November 13, 2001, the Registrant had outstanding 3,293,300 shares of its Common Stock, $.01 par value.

                          NEW HORIZON KIDS QUEST, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                      INDEX

                                                                                             Page
                                                                                            ------
PART I.           FINANCIAL INFORMATION                                                         3

ITEM 1.           Condensed Consolidated Financial Statements

         a)       Condensed Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000                                      3

         b)       Condensed Consolidated Statements of
                  Operations - Three and nine months ended
                  September 30, 2001 and 2000                                                   5

         c)       Condensed Consolidated Statements of
                  Cash Flows - Nine months ended
                  September 30, 2001 and 2000                                                   6

         d)       Notes to Condensed Consolidated Financial
                  Statements                                                                    7

ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                 9

PART II. OTHER INFORMATION                                                                     13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                             13

Signatures                                                                                     14


                         PART I. - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              September 30,          December 31,
                                                                                   2001                2000
                                                                             -----------------    ----------------
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.........................................          $  651,081           $  260,445
   Accounts receivable...............................................             892,459            1,066,758
   Accounts receivable - related party...............................             677,829                    -
   Current portion of notes receivable...............................             160,431              162,836
   Prepaid expenses and other current assets.........................             245,304              211,202
                                                                                ---------            ---------
     Total current assets............................................           2,627,104            1,701,241
                                                                                ---------            ---------
PROPERTY AND EQUIPMENT:
   Furniture, fixtures, equipment and leaseholds.....................           9,159,545           10,675,934
   Less - Accumulated depreciation and amortization..................          (5,748,734)          (6,497,054)
                                                                                ---------            ---------
     Total property and equipment....................................           3,410,811            4,178,880
OTHER ASSETS:
   Goodwill (net of accumulated amortization
      of $245,151 and $212,037, respectively)........................             417,134              450,248
   Notes receivable, net of current portion..........................             721,188              820,519
   Other.............................................................              96,341              100,947
                                                                                ---------            ---------
                                                                               $7,272,578           $7,251,835
                                                                                =========            =========



   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              September 30,       December 31,
                                                                                   2001              2000
                                                                              -------------       ------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt..............................          $1,667,968          $  849,265
   Accounts payable..................................................             579,241             484,446
   Accrued expenses..................................................           1,063,590             899,010
                                                                               ----------          ----------
     Total current liabilities.......................................           3,310,799           2,232,721
LONG-TERM DEBT, less current maturities..............................             426,653             749,096
                                                                               ----------          ----------
     Total liabilities...............................................           3,737,452           2,981,817
                                                                               ----------          ----------
SHAREHOLDERS' EQUITY:
   Undesignated preferred stock, 3,500,000 shares
     authorized; no shares issued and outstanding....................                  --                  --
   Series A convertible preferred stock, $.01 par value,
     1,500,000 shares authorized; no shares issued and
     outstanding ....................................................                  --                  --
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,293,300 shares issued and outstanding.............              32,933              32,933
   Additional paid-in capital........................................           7,196,197           7,196,197
   Treasury Stock Redeemable.........................................          (1,093,750)                 --
   Accumulated deficit...............................................          (2,600,254)         (2,959,112)
                                                                               ----------          ----------
     Total shareholders' equity......................................           3,535,126           4,270,018
                                                                               ----------          ----------
                                                                               $7,272,578          $7,251,835
                                                                               ==========          ==========




   See accompanying notes which are an integral part of these balance sheets.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30                     September 30
                                                       ------------------               -----------------
                                                       2001          2000               2001         2000
                                                       ------------------               -----------------
REVENUE....................................         $4,667,419    $4,845,574        $13,353,459    $13,429,902
COSTS AND EXPENSES:
   Direct Expenses.........................          3,582,052     3,779,419         10,273,542     10,450,692
   Depreciation and Amortization...........            514,488       435,637          1,465,742      1,403,315
   Pre-opening Expenses....................              2,504        10,801              2,504         25,954
                                                     ---------     ---------         ----------     ----------
     Total Costs and Expenses..............          4,099,044     4,225,857         11,741,788     11,879,961
                                                     ---------     ---------         ----------     ----------
CENTER OPERATING INCOME....................            568,375       619,717          1,611,671      1,549,941
   Selling, General, and Administrative....            325,729       377,621          1,069,502      1,048,601
   Depreciation and Amortization...........             21,654        16,804             56,917         57,881
OPERATING INCOME ..........................            220,992       225,292            485,252        443,459
   Interest Expense........................            (52,556)      (53,042)          (116,821)      (174,761)
   Interest Income.........................             37,790        25,778             90,812         78,409
   Minority Interest.......................            (14,499)       (7,648)           (35,672)       (29,189)
                                                     ---------      --------         ----------      ---------
NET INCOME BEFORE INCOME TAXES.............         $  191,727    $  190,380        $   423,571     $  317,918
PROVISION FOR INCOME TAXES.................             28,760        27,750             64,713         45,900
                                                     ---------     ---------         ----------      ---------

NET INCOME.................................            162,967       162,630            358,858        272,018
                                                     ---------     ---------         ----------      ---------
INCOME PER SHARE:
   Basic and Diluted.......................         $      .05    $      .05        $       .11     $      .08
                                                     =========     =========         ==========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic...................................          3,293,300     3,293,300          3,293,300      3,293,300
                                                     ---------     ---------         ----------      ---------
   Diluted.................................          3,293,300     3,332,000          3,293,300      3,359,000
                                                     =========     =========         ==========      =========


     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                         September 30
                                                                                    -------------------
                                                                                    2001           2000
                                                                                    -------------------
OPERATING ACTIVITIES:
   Net income........................................................           $  358,858      $  272,018
   Adjustments to reconcile net income to net cash provided
     by operating activities -
       Depreciation and amortization.................................            1,522,659       1,461,196
       Change in operating assets and liabilities:
         Accounts receivable.........................................              174,298        (135,262)
         Prepaid expenses and other..................................              (34,102)        (43,295)
         Accounts payable............................................               94,795        (404,679)
         Other assets................................................                3,924          96,095
         Accrued expenses............................................              164,580         295,517
                                                                                 ---------       ---------
           Net cash provided by operating activities.................            2,285,012       1,541,590
                                                                                 ---------       ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net..........................             (720,793)       (533,966)
   Loans to related party............................................             (677,829)              -
   Payments received on notes receivable.............................              101,736          92,519
                                                                                 ---------       ---------
     Net cash used in investing activities...........................           (1,296,886)       (441,447)
                                                                                 ---------       ---------
FINANCING ACTIVITIES:
   Payments on line of credit, net...................................             (100,000)       (250,000)
   Payments on long-term obligations.................................             (497,490)       (947,912)
   Additional borrowings of long-term debt...........................                    -          73,008
                                                                                 ---------       ---------
     Net cash used in financing activities...........................             (597,490)     (1,124,904)
                                                                                 ---------       ---------
     Net increase/(decrease) in cash and cash equivalents............              390,636         (24,761)
CASH AND CASH EQUIVALENTS,
   beginning of period...............................................              260,445         155,987
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS,
   end of period.....................................................          $   651,081      $  131,226
                                                                                ==========       =========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the period for -
     Interest........................................................          $    72,148      $   98,710
                                                                                ==========      ==========
     Taxes ..........................................................          $    93,992      $      936
                                                                                ==========      ==========



     See accompanying notes which are an integral part of these statements.

                  NEW HORIZON KIDS QUEST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by New Horizon Kids Quest, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three months and nine months ended September 30, 2001, and 2000, have been reflected in the accompanying financial statements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures provided herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the years ended December 31, 2000 and 1999, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

1. Basis of Presentation:

     Principles of Consolidation - The consolidated financial statements include the accounts of New Horizon Kids Quest, Inc. and its wholly owned subsidiaries (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30                              September 30
                                                  --------------------------------          --------------------------------
                                                     2001                2000                   2001               2000
                                                  ------------        ------------          -------------      -------------
Weighted average common shares outstanding:
     Basic...................................       3,293,300           3,293,300              3,293,300          3,293,300
     Dilutive effect of option plan..........              --              38,700                     --             65,700
                                                    ---------           ---------              ---------          ---------
     Diluted.................................       3,293,300           3,332,000              3,293,300          3,359,000
                                                    =========           =========              =========          =========


3. Recently Issued Accounting Pronouncements:

     During June 2001, the Financial Accounting Standards Board released SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting and reporting for acquired goodwill. The Company will adopt SFAS No. 142 at the beginning of 2002 and is currently analyzing the impact it will have on the disclosures in its financial statements.

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

5. Stock Option Plan:

     The Company granted 436,500 options in January of 2000 under a stock option plan previously approved by the board of directors.

6. Segment Disclosures:

     The Company has two segments reportable under the guidelines of SFAS No. 131: Idaho Traditional Care and New Horizon Kids Quest, Inc.

                                                                NEW HORIZON             IDAHO
    FOR THE THREE MONTH PERIOD                                  KIDS QUEST,          TRADITIONAL
    ENDED SEPTEMBER 30,                                             INC.                 CARE            CONSOLIDATED
    -----------------------------------------------------       -----------          -----------         -------------
    2001
    Revenue.............................................        $3,784,296            $883,123           $4,667,419
    Depreciation and amortization.......................           490,331              45,811              536,142
    Interest income.....................................            37,790                  --               37,790
    Net income (loss)...................................           277,912            (114,945)             162,967
    Capital expenditures................................           287,931              11,157              299,088

    2000
    Revenue.............................................        $3,922,481            $923,093           $4,845,574
    Depreciation and amortization.......................           409,345              43,096              452,441
    Interest income.....................................            25,778                  --               25,778
    Net income (loss)...................................           289,735            (127,105)             162,630
    Capital expenditures................................           340,420              22,832              363,252

                                                                NEW HORIZON             IDAHO
    FOR THE NINE MONTH PERIOD                                   KIDS QUEST,          TRADITIONAL
    ENDED SEPTEMBER 30,                                             INC.                CARE             CONSOLIDATED
    -----------------------------------------------------       -----------        ----------------      ------------
    2001
    Revenue.............................................        $10,473,878          $2,879,581         $13,353,459
    Depreciation and amortization.......................          1,385,077             137,582           1,522,659
    Interest income.....................................             90,812                  --              90,812
    Net income (loss)...................................            553,590            (194,732)            358,858
    Capital expenditures................................            681,846              38,947             720,793

    2000
    Revenue.............................................        $10,447,798          $2,982,104        $ 13,429,902
    Depreciation and amortization.......................          1,326,411             134,785           1,461,196
    Interest income.....................................             78,409                  --              78,409
    Net income (loss)...................................            420,409            (148,391)            272,018
    Capital expenditures................................            503,207              30,759             533,966

There have been no material changes in segment assets since December 31, 2000.

7. Long-Term Debt:

     In May of 2001, the Company entered into an agreement with Lakes Gaming, Inc. to redeem 875,000 shares of the Company's common stock. The terms of the redemption are as follows: (1) the agreement gives the Company six (6) months to obtain financing to redeem the stock at $1.25 per share; (2) during the six-month period, the Company will pay Lakes Gaming interest at a rate of 10% per annum on the unpaid principal balance; and (3) in the event the Company is unable to obtain financing to redeem the stock within such six-month period, Mr. Dunkley, the Company's Chairman and Chief Executive Officer, has agreed to personally guarantee the obligations of the Company. In the event Mr. Dunkley's obligations are triggered under the personal guarantee, Mr. Dunkley may retain the shares, or the Company may seek to then redeem them from Mr. Dunkley. In October 2001, the Company made a prepayment of $900,000 using its credit line and working capital, all of which was applied towards principal on this obligation. The Company believes that it will be able to pay the remaining balance on or before the due date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company currently provides hourly child care at twenty-one locations in ten states, including three with supervised non-violent video entertainment centers. The Company also provides traditional child care at ten New Horizon Child Care centers in Idaho; one location in Joliet, Illinois; one at its Mall of America location in Bloomington, Minnesota; one at The Venetian Resort~Hotel~Casino in Las Vegas, Nevada; one in Morton, Minnesota at Jackpot Junction Casino Hotel in conjunction with its hourly care facility; and one in Marksville, Louisiana, at Paragon Casino Resort also in conjunction with an hourly care facility. The Company opened a Kids Quest hourly care center for the Seven Clans Casino, Hotel, and Indoor Water Park in Thief River Falls, Minnesota, on May 25, 2001, and has signed an agreement with the Palms Casino Resort in Las Vegas, Nevada, to provide an hourly child care center at their new facility which is expected to open in the fourth quarter of 2001. In September 2001, the Company opened an expanded hourly care and non-violent video entertainment center at Mohegan Sun Hotel Casino in Uncasville, Connecticut.

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

Results of Operations

     Revenues for the three-month period ended September 30, 2001, decreased $178,155, or 4%, to $4,667,419 from $4,845,574 for the same period in 2000. The addition of two new Kids Quest hourly care centers since the third quarter of 2000 contributed $72,544 of additional revenues. A Kids Quest center that was closed in 2000 resulted in a decrease in revenue of $69,118 between 2001 and 2000.

     The Company's Kids Quest locations that were open for the entire three-month period ended September 30, 2001, and 2000 experienced a decline in revenue of $141,611. A portion of the decline is related to the temporary relocation of the Company's Mohegan Sun center. In November of 1999, the Company's hourly child care center and video entertainment center were relocated to a significantly smaller space resulting in a decrease of revenue of $100,544 between 2001 and 2000. The move was necessary to allow for the construction of Mohegan Sun's $800 million hotel addition and casino expansion. The casino expansion, which includes a new 15,075 square-foot Kids Quest and non-violent video entertainment center, opened September 25, 2001. All relocation costs were paid by Mohegan Sun. Mohegan Sun is also obligated to reimburse the Company for all lost profits during the relocation period. The calculation of lost profits is based on prior results adjusted for CPI increases. In addition to the decline at Mohegan Sun, the Company's hourly care center in Kansas City experienced a decline in revenue for the quarter of $55,495, or 22%. Management attributes this decline to the recent change in ownership of the casino property and new licensing requirements at the center.

     The Company's ten New Horizon Child Care centers in Idaho which were open for the entire three-month periods ended September 30, 2001, and 2000 experienced a decline in revenue of $39,970, or 4%.

     Revenues for the nine-month period ended September 30, 2001, decreased $76,443, or less than 1%, to $13,353,459 from $13,429,902 for the same period in 2000. The addition of three new Kids Quest hourly care centers and one New

Horizon Child Care center since the beginning of 2000 contributed $560,654 of additional revenues. A Kids Quest center that was closed in 2000 resulted in a decrease of revenue of $211,172 between 2001 and 2000.

     The Company's Kids Quest locations that were open for the entire nine-month periods ended September 30, 2001, and 2000 experienced a decline in revenues of $323,403. The revenue decrease is due primarily to the relocation of the Company's Mohegan Sun hourly care and video entertainment center which experienced a decline in revenue of $168,474 between 2001 and 2000, and a decline in revenues at the Company's hourly care center in Kansas City of $157,959 for the nine months ended September 30, 2001, as compared to the same period in 2000.

     The Company's New Horizon Child Care centers in Idaho experienced a decline in revenue of $102,522, or 3%, for the nine-month period ended September 30, 2001. Management attributes this decline primarily to enrollment declines in several of its centers due to increased competition.

     Costs and expenses for the three months ended September 30, 2001, decreased $126,813, or less than 1%, to $4,099,044 from $4,225,857 in 2000. Kids Quest locations opened since the third quarter 2000 added costs and expenses of $56,178. These increases were offset by a decrease in costs and expenses for existing Kids Quest locations of $77,709 and reductions of $64,610 relating to the Kids Quest location closed during 2000. Costs and expenses for the Idaho New Horizon Child Care centers decreased $40,672 in 2001 versus the same period in 2000.

     Costs and expenses for the nine months ended September 30, 2001, decreased $138,173, or 1%, to $11,741,788 from $11,879,961 for the same period in 2000.
Kids Quest locations opened during 2000 added costs and expenses of $452,195. These increases were offset by a decrease in costs and expenses for existing Kids Quest locations of $348,222 and reductions of $207,379 relating to the Kids Quest location closed during 2000. The decrease in costs and expenses for existing Kids Quest centers was partially the result of the Mohegan Sun relocation that resulted in a decrease of $178,872 in costs and expenses during 2001 as compared to the same period in 2000. The decreases were also the result of improved operating efficiencies at several existing Kids Quest centers. Costs and expenses for the Idaho New Horizon Child Care centers decreased $34,767 in 2001 versus the same period in 2000.

     Selling, general, and administrative expenses for the three-month period ended September 30, 2001, decreased $53,892, to $325,729 in 2001 from $377,621 for the same period in 2000. For the nine months ended September 30, 2001, selling, general, and administrative expenses increased $61,730, or 4%, to $1,611,671 in 2001 from $1,549,941 for the same period in 2000. The increase is due primarily to additional staffing in the areas of marketing, development, administration, and training. Management expects selling, general, and administrative expenses to increase with the addition of new locations. However, such expenses are anticipated to decrease as a percentage of revenues as the growth of the Company's revenues increase.

     Pursuant to the terms of some of the Company's contracts with casino operators, casino operators are entitled to establish a discounted rate below the fair market value for Kids Quest's services to be charged by Kids Quest to the public in order to attract customers to Kids Quest and ultimately to their casinos. The casino operator must reimburse the Company for the difference between such amount charged and the fair market value. The Company received $146,029 of reimbursements for rate discounts for the three-month period ended September 30, 2001, versus $295,641 for the same period in 2000, a decrease of $149,612, or 51%. For the nine-month period ended September 30, 2001, the Company received $617,621 versus $849,654 for the same period in 2000, a decrease of $232,033, or 27%. The majority of these rate discount reimbursements were from three casinos owned by Park Place Entertainment Corporation and four Indian casinos currently or previously managed by Lakes Gaming, Inc. (formerly Grand Casinos, Inc.). In June 2001, the Company signed new agreements with Park Place Entertainment for the Kids Quest centers in Biloxi, Gulfport, and Tunica. These agreements provide for, among other things, the discontinuation of subsidized rates to the public. As a result, effective June 1, 2001, the rates to the public at these centers were increased 20-40%. Since the elimination of subsidies at the properties, their revenues have decreased 6%. The Company is unable to determine if the reductions are due to the rate increases or general market conditions. The Company currently has locations that operate without any rate discount and has found no evidence to conclude that higher non-discounted hourly rates to customers have a significant impact on a location's patronage and resulting revenue. There can be no assurance that the remaining reimbursement agreements will not be modified or discontinued altogether or that future agreements with other casinos will provide for a discounted hourly rate to the public.

     Interest expense for the three-month period ended September 30, 2001, decreased $486, or less than 1%, to $52,556 from $53,042 for the same period in 2000. Interest expense for the nine months ended September 30, 2001, decreased

$57,940, or 33% to $116,821 from $174,761 for the same period in 2000. The decrease in interest expense is due primarily to the expiration of equipment leases.

     The Company had a net profit of $162,967 for the three-month period ended September 30, 2001, compared to net profit of $162,630 in 2000. The new Kids Quest centers opened since the third quarter of 2000 accounted for an increase in center operating income of $16,363. Center operating income for the Kids Quest centers open during both periods decreased $63,899 as compared to the same period in 2000. Center operating income for the Kids Quest center closed during 2000 resulted in a decrease in operating income of $4,508. Center operating loss for the Company's Idaho operations for the three months ended September 30, 2001, was $52,294 as compared to center operating loss of $52,996 for the same period in 2000, a decrease of $702.

     For the nine months ended September 30, 2001, the Company had a net profit of $358,858 compared to a net profit of $272,018 for the same period in 2000. The new Kids Quest centers opened in 2000 accounted for an increase in center operating income of $108,462. Center operating income for the centers open during both periods increased $24,816 as compared to the same period in 2000. Center operating income for the Company's Idaho operations for the nine months ended September 30, 2001, was $15,976 as compared to center operating income of $83,733 for the same period in 2000, a decrease of $67,757. Center operating income was negatively impacted by a loss of enrollment at several centers due to increased competition.

Liquidity and Capital Resources

     During the nine-month period ended September 30, 2001, the Company generated $2,285,012 from operations, invested $720,793 in property and equipment, made loans to a related party of $677,829 at an interest rate of 10% with required repayment prior to the end of the fiscal year, and received payments on notes receivable of $101,736. Additionally, the Company made payments on its line of credit of $100,000 and payments on long-term obligations of $497,490. The Company ended the period with a cash balance of $651,081. During the same period in 2000, the Company generated $1,541,590 from operations, invested $533,966 in property and equipment, and received payments on notes receivable of $92,519. Additionally, the Company made payments on its line of credit of $250,000 and payments on long-term obligations of $947,912. During the period, the Company borrowed an additional $73,008 for equipment purchases. The Company ended the period with a cash balance of $131,226.

     The Company's capital needs depend upon the Company's expansion efforts. The Company incurs pre-opening expenses in connection with each of its Kids Quest centers as well as acquisition or development expenses to add traditional child care centers. The Company is actively seeking additional Kids Quest contracts and has engaged in site analysis for the construction of additional New Horizon Child Care centers. The Company will require additional financing in 2001 if it adds Kids Quest or New Horizon Child Care locations or pursues acquisitions during the year. In May 2001, the Company executed a stock redemption agreement with Lake Gaming, Inc. to purchase 875,000 shares of the Company's stock currently held by Lakes Gaming, Inc. The terms of the redemption are as follows: (1) from the date of the agreement, the Company has six months to obtain financing to redeem the stock at $1.25 per share; (2) during the six-month period, the Company will pay Lakes Gaming interest at a rate of 10% per annum on the unpaid principal balance; and (3) in the event the Company is unable to obtain financing to redeem the stock within such six-month period, Mr. Dunkley, the Company's Chairman and Chief Executive Officer, has agreed to personally guarantee the obligations of the Company. In the event Mr. Dunkley's obligations are triggered under the personal guarantee, Mr. Dunkley may retain the shares, or the Company may seek to then redeem them from Mr. Dunkley. Any shares redeemed by the Company will be canceled and returned to the Company's authorized capital stock. In October 2001, the Company paid $900,000 of this obligation using its credit line and working capital, all of which was applied towards principal. The Company believes that it will be able to pay the remaining balance on or before the due date. In addition, the Company is currently obligated to loan Station Casinos, Inc. up to $250,000 for leasehold improvements in connection with the Kids Quest location at Texas Station in Las Vegas, Nevada, which opened in February of 1999. To date, Station Casinos has not requested any leasehold improvement loans from Kids Quest. However, if Station Casinos should make a request, the Company believes that it will be able to arrange additional financing and will be able to fund additional expansion with the additional financing and with cash flow from operations.

     On September 11, 2001, four airplanes were hijacked and destroyed in terrorist attacks on the World Trade Center in New York City and the Pentagon in Northern Virginia. As a result of those attacks, the Company experienced an initial decline in revenue at some of its locations. Although the Company believes that its revenues are returning to pre-September 11 levels, there is no certainty that such levels will not decline in the future as a result of the political and economic uncertainty related to the terrorist attacks.

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

                          PART II. - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits List
              None.

         (b)  Reports on Form 8-K
              None.

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

Date: November 13, 2001